Form 10-K
period 2015-12-31
Original Source Music, Inc.
filed 2016-04-14
CIK 1639836

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from     to

Commission file number: 333-133961

Original Source Music, Inc.

 (Exact name of registrant as specified in its charter)

Nevada	20-8594615
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

8201 South Santa Fe Drive #229
Littleton, CO, 80120	(303) 495-3728
(Address of Principal Executive Offices)	(Registrant's telephone number)

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act.

[ ] Yes  [x] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  [ ] Yes  [x] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.406 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [ ] No [ ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

[x] Yes  [ ] No

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [x]

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

     Yes [ ] No [x]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. The market value of the registrant’s voting common stock held by non-affiliates of the registrant was approximately $0.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. The number of shares outstanding of the registrant's only class of common stock, as of April 14, 2016 was 5,073,000 shares.

No documents are incorporated into the text by reference.

PART I

ITEM 1.  BUSINESS

Organizational History

We were incorporated under the laws of the State of Nevada on August 20, 2009.  We were formed to license songs to the television and movie industry. We are a wholly owned subsidiary of Original Source Entertainment, Inc., a publicly traded Nevada corporation.  On February 5, 2014, the board of directors of Original Source Entertainment authorized the spin-off of the registrant to shareholders of record as of February 25, 2014.

The spin-off is being done in connection with a change of control of Original Source Entertainment.  Under the terms of the spin-off, the registrant’s common shares, par value $0.001 per share, will be distributed on a pro-rata basis to each holder of Original Source Entertainment’s common shares on the record date without any consideration or action on the part of such holders, and the holders of Original Source Entertainment's common shares as of the record date will become owners of 100 percent of our common shares.  The spin-off will be consummated only upon the satisfactory resolution of all comments from the Securities and Exchange Commission to the registration statement on Form 10 and upon its effectiveness.  The common shares to be transferred upon completion of the Form 10 to the former shareholders of Original Source Entertainment prior to the change of control are being held in escrow with J.M. Walker & Associates, Attorneys At Law.

There is not expected to be any material change in the registrant's operations as a result of the spin-off.

We currently have no employees other than our officers, who are also our directors.

We have never declared bankruptcy, have never been in receivership, and have never been involved in any legal action or proceedings. We have not made any significant purchase or sale of assets, nor has the registrant been involved in any mergers, acquisitions or consolidations.  We are not a blank check company as that term is defined in Rule 419(a)(2) of Regulation C of the Securities Act of 1933, because we have a specific business plan and purpose. Neither the registrant, nor its officers, directors, promoters or affiliates, has had preliminary contact or discussions with, nor do we have any present plans, proposals, arrangements or understandings with any representatives of the owners of any business or company regarding the possibility of an acquisition or merger.

Business

The registrant has a primary focus on licensing music to television and film.

License and Assignment Agreement:  In 2000, Lecia L. Walker assisted in launching Private Wavs, a successful music library which licenses music to television and film, along with her husband at that time. Part of her roll in that endeavor was to do the market research, product and packaging design, sales and marketing. In 2007, she sold her interest in Private Wavs and in 2008, started a new music library under a DBA of Original Source Music, Inc. Since that time she has placed more than 1,100 songs under contract.

On August 21, 2009, Lecia Walker granted a license for a period of ten (10) years for the entire list of songs to Original Source Entertainment, Inc. under a License and Assignment Agreement. Pursuant to the License and Assignment Agreement, Ms. Walker was issued 3,000,000 common shares of Original Source Entertainment. On August 25, 2009, the board of directors of Original Source Entertainment authorized the assignment of its rights under the License and Assignment Agreement to the registrant, its then wholly owned subsidiary. Effective May 31, 2010, Ms. Walker granted the Company an option to extend the term of the original license for an additional 10 year period to expire August 25, 2029.

Lecia L. Walker is now an officer and director of the registrant, bringing her experience to the registrant, and intends to continue to place many new songs under contract and then to license those songs to the television and movie industry.

Operations

We review hundreds of music tracks written, produced, and performed by artists who have not already signed away their rights to their original works, then to contract those songs with the highest quality and potential for placement in television and film. The registrant intends to offer a wide variety of instrumental and vocal genres including pop, rock, R&B, jazz, country, singer/songwriter, new age, electronic, dance, funk, children's, adult contemporary, and more.

We contract with artists of all musical genres who own the publishing rights to their songs. We expect to sell the songs to television companies that produce shows for major television networks such as ABC, NBC, Fox, HBO, Warner Bros., etc. We have signed contracts with approximately 217 artist/composers, resulting in over 1,000 songs in our catalog for clients to choose from.  This relatively small catalog has generated over $10,000 in revenues, which continue to increase each time our client’s productions air. The contracts give the registrant non-exclusive licensing rights and publishing rights in perpetuity. The artists retain writer's rights and are given exposure to television and film through the registrant's catalog.

Artists are referred to the registrant through advertisement, A&R companies, and referrals from friends, registrant signed artists, and other music industry acquaintances

Current customers include television networks such as NBC, Warner Brothers and CBS and production companies such as Hit the Ground Running and Hey Diddle Diddle. Our target customer includes all other major and minor television networks, production companies and film makers. We intend to reach such customer bases through marketing, advertising, and direct sales calls.

We started our website prior to incorporation, and our website's main purpose is to provide customers with immediate access to the registrant's catalog. To prevent illegal art exploitation, customers must have a login and password to access the registrant's website. Customers are given access to the website only after verification of their role in the professional production industry.

The challenges lie in getting clients to listen to our catalog, and having songs in the catalog that fit the particular scene in the client’s production.  We intend to continue to:

a. Advertise through the placement of advertisements in film, television and music industry magazines and on film, television and music industry websites

b. Market and promote the catalog by sending out regular e-mails and snail-mails highlighting particular artists, songs, or genres of music, and send out promotional products to promote branding and

c. Create a sales team through the hiring of salespeople to research, contact and develop our business.

Typical initial revenues per use in a production varies from $500 to $5,000 or more depending on the potential exposure and audience reach. Royalty revenues have the same value range for the first public airing and are reduced for each re-run, but continue for every public airing forever.

We believe we will be able to attract recording artists to our company due to artists’ desire for public exposure for their original works and payment for that exposure, which we offer the potential of providing at no cost to the artist. We have already attracted many artists and continue receiving requests for song consideration regularly.

We focus on the source music niche of music licensing, but provide music for background, and transitional uses as well. The source music niche is music that is coming from a source in the production and is heard by the characters in the production; such as music being played in a coffee house that the characters are in, or music being played on a radio in the production.  Currently the registrant has more than 1,100 songs available for licensing, and is in the process of signing additional songs to be added to the catalog that will soon be made available for television and film applications. All genres of music are considered for addition to our catalog with a focus on vocal tracks. Signing new songs is a process that involves artist relations such as discussing the contract with the artist, and familiarizing the artist with royalties, performing rights organizations, and rights to their art. It also involves reviewing the songs submitted by the artist, deciding which songs to contract, making a contract offer to the artist, preparing, sending and signing the contracts, obtaining specific descriptions and details of the songs from the artists, converting the songs into a variety of digital formats and cataloguing the songs with the appropriate performing rights organization and the registrant's music catalog.

The customer has access to these songs in a variety of ways including logging into our website at www.originalsourcemusic.com where they may search for several songs that are appropriate for their needs and download them directly into their production editing program.

Growth Strategy

We will be focusing on the addition of cues and transitional music for commercials and television programming transitions, something its major competitors do not seem to do at present. Cues and transitional music is instrumental music that is played when commercials segue into and out of a program. Television programming transitions are the programming that transitions one show into another show or into or out of a commercial. Management is of the opinion that as the registrant becomes more established in the source music niche, we will gain access to this market, at which time our sales force will begin to target potential customers such as news programs, weather programs, and advertising agencies.

We intend to enter that market as soon as possible. We intend to examine signing genres of music that are in demand by potential customers but are not available from its competitors at present. We will also examine the creation of a recording label to give the general public access to purchasing the songs in its catalog.

Revenue

The registrant receives revenues in two ways:

a.  Commercial productions pay licensing fees to place a track into their production, and

b.  The registrant owns the publishing rights to all of its songs, and when a production containing a track licensed from the registrant is aired through a public venue, royalties are paid to the registrant by the assigned performing rights organization, such as American Society of Authors and Composers, the Broadcast Music, Inc. or Society of European Stage Authors & Composers. These three performing rights organizations represent songwriters and publishers in the U.S. and their right to be compensated for having their music performed in public.

We do not anticipate that revenues will significantly increase until we are able to heavily market our catalog. If we are unable to raise the funds needed, Ms. Walker, an officer and director has verbally agreed to lend the necessary funds to move forward with the marketing and promotion. These monies shall be provided as her personal budget allows, considering each marketing or promotional activity individually. These loans shall be without interest and shall have no specific repayment date. Any amounts loaned will be repaid when revenues allow, if ever.  Although Ms. Walker has verbally agreed to continue to provide funding to the Company as needed, there is no guarantee that she will and she is not legally bound to do so.

Competition

The music industry is intensely competitive and fragmented. We will compete on the basis of price and selection against other small companies like ours, as well as large companies that have a similar business and large marketing companies.

Some of our major competitors are:

Heavy Hitters Music: Heavy Hitters Music has been in the music licensing business for over 30 years and seems to be the pioneer of the source music niche. Their website boasts a catalog of over 8,500 music tracks. In 2007, former CBS TV executive, Cindy Slaughter, and her husband, Mark purchased Heavy Hitters.

MasterSource: Mastersource became the first real source music competitor for Heavy Hitters when it was formed in 1992 by Marc Ferrari. MasterSource seems to be the first and only competitor with tracks available to the general public.

Killer Tracks: Killer Tracks has been in business for twenty years according to their website. They boast 2000 CDs of music available, yet only a small fraction includes source music. They specialize in background, score, special FX and studio music.

J2R Music: J2R Music has a variety of source music for licensing to television and film.

Free Play Music: Free Play Music has a large variety of production music, and a growing number of source music tracks. Although their name indicates the music is free, it is not free for commercial use.

Sync Free Music: Sync Free Music has a large variety of production music, and a growing number of source music tracks. Although their name indicates the music is free, it is not free for commercial use.

License Jazz: License Jazz is a new company targeting commercial jazz music needs.

Pump Audio: Pump Audio started in 2001 and has some source music, but specializes in production and transition music.

Patents and Trademarks

The registrant does not, at this time, have any patents or trademarks.

Governmental Regulations

The business of the registrant does not fall under any government regulations.

Employees

At this time, we have no employees other than our executive officers who are also our directors.  All functions including development, strategy, negotiations and administration are currently being provided by our executive officers. The executive officers do not intend to accept any payment for their services from the receipts of this offering.

As the registrant grows, we may need additional employees for such operations. We do not foresee any significant changes in the number of employees or consultants we will have over the next twelve months.

ITEM 1A.  RISK FACTORS

Not applicable to smaller reporting companies.

ITEM 2.  PROPERTIES

The registrant’s principal executive offices consist of 400 square feet and are located at 8201 South Santa Fe Drive, Suite 229, Littleton, Colorado, 80120, in space presently leased by the registrant's sole officer and supplied at no charge to the registrant. The registrant believes that its current office space will be adequate for the foreseeable future. We have no plans to lease additional space in the next twelve months.

The address of our principal executive office is c/o Ms. Lecia L. Walker, Original Source Music, Inc. 8201 South Santa Fe Drive, Suite 229, Littleton, Colorado 80120. Our telephone number is (303) 495-3728.

Should the registrant be required to obtain suitable facilities in the future, it believes it can obtain the required facilities at competitive rates.

ITEM 3.   LEGAL PROCEEDINGS.

The registrant is aware of no pending or threatened litigation.

ITEM 4.   MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.  MARKET FOR COMPANY'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

    Item 5(a)

a)  Market Information.  Our common stock is not included in the pink sheets nor in the OTC Bulletin Board maintained by the NASD or on the OTCQB.

There is no public trading market for our common stock and there is no guarantee any trading market will develop.

b)  Holders.  At April 14, 2016, there were approximately 34 shareholders of the registrant.

c)  Dividends.  Holders of our common stock are entitled to receive such dividends as may be declared by its board of directors after the spin-off has been completed.  The registrant does not anticipate that it will declare any dividends.  All profit will be used for continuing operations.

d)  Securities authorized for issuance under equity compensation plans.  No securities are authorized for issuance by the registrant under equity compensation plans.

e)  Performance graph.  Not applicable.

f)  Sale of unregistered securities.  None.

    Item 5(b)  Use of Proceeds.  Not applicable.

    Item 5(c)  Purchases of Equity Securities by the issuer and affiliated purchasers.  None.

ITEM 6.  SELECTED FINANCIAL DATA.

Not applicable to a smaller reporting company.

ITEM 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Trends and Uncertainties

Demand for the Company's products is dependent on general economic conditions, which are cyclical in nature.  Because a major portion of our activities are the receipt of revenues from our music licensing services, our business operations may be adversely affected by competitors and prolonged recessionary periods.

There are no other known trends, events or uncertainties that have, or are reasonably likely to have, a material impact on our short term or long term liquidity.  Sources of liquidity will come from sales of our products and services.  There are no material commitments for capital expenditure at this time.  There are no trends, events or uncertainties that have had or are reasonably expected to have a material impact on the net sales or revenues or income from continuing operations.  There are no significant elements of income or loss that do not arise from the Company’s continuing operations.  There are no other known causes for any material changes from period to period in one or more line items of our financial statements.

Capital and Sources of Liquidity

For the year ended December 31, 2015, we had a net loss of $31,948.  Net cash use in operating activities was further impacted by $13,619 for the amortization of debt discount, $2,802 for accruals and payables and $400 for accrued interest.  .  As a result, we had net cash used in operating activities of $15,127 for the year ended December 31, 2015.

For the year ended December 31, 2014, we had a net loss of $6,488.  We made a change in operating assets and liabilities of $3,000 due to increased accrued expenses.  As a result, we had net cash used in operating activities of $3,488 for the period.

For the years ended December 31, 2015 and 2014, we did not pursue any investing activities.

For the year ended December 31, 2015, we received $16,760 due to an advance under convertible notes payable- related party, resulting in net cash provided by financing activities of $16,760 for the period.

For the year ended December 31, 2014, we received $3,255 due to a loan payable from a related party.  As a result, we had net cash provided by financing activities of $3,255 for the period.

Results of Operations

For the year ended December 31, 2015, we recognized revenues of $742.  We paid general and administrative expenses of $1,370 and professional fees of$17,302.  We paid interest expenses of $14,018.  As a result, we had a net loss of $31,948 for the year ended December 31, 2015.

For the year ended December 31, 2014, we recognized revenues of $773.  We paid general and administrative expenses of $656 and paid professional fees of $6,605.  As a result, we had a net loss of $6,488 for the year ended December 31, 2014.

The $25,460 difference in net loss between the years ended December 31, 2015 and 2014 is due to greatly increased expenses in preparing to be a reporting company.  We paid $10,697 more in professional fees and incurred $14,018 in interest expenses during the year ended December 31, 2015.

Off-Balance Sheet Arrangements

The registrant had no material off-balance sheet arrangements as of December 31, 2015.

Contractual Obligations

The registrant has no material contractual obligations

New Accounting Pronouncements

The registrant has adopted all recently issued accounting pronouncements.

ITEM 7A.  Quantitative and Qualitative Disclosures About Market Risk.

The registrant does not have any significant market risk exposures.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Original Source Music, Inc.

Index to

Financial Statements

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Original Source Music, Inc.

Littleton, Colorado

We have audited the accompanying balance sheet Original Source Music, Inc.as of December 31, 2015 and the related statements of operations, stockholders’ equity/ (deficit) and cash flows for the year ended December 31, 2015. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Original Source Music, Inc. as of December 31, 2015 and the results of its operations and cash flows for the year ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has suffered losses from inception and has a limited operating history which raises substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Pritchett, Siler & Hardy, P.C

Pritchett, Siler & Hardy, P.C

Salt Lake City, Utah 84111

April 14, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Directors of

Original Source Music, Inc.

Littleton, Colorado

We have audited the accompanying balance sheet of Original Source Music, Inc. as of December 31, 2014 and the related statement of operations, changes in stockholder’s equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Original Source Music, Inc. as of December 31, 2014 and the related statement of operations and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements the Company has suffered losses from operations since Inception (August 20, 2009) and currently does not have sufficient available funding to fully implement its business plan. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Cutler & Co. LLC

Wheat Ridge, Colorado

April 22, 2015

9605 West 49th Ave. Ste. 200 Wheat Ridge, Colorado 80033~Phone 303-968-3281~Fax 303-456-7488~www.cutlercpas.com

ORIGINAL SOURCE MUSIC, INC.

Balance Sheets

December 31, 2015 and 2014

	December 31, 2015	December 31, 2014
ASSETS
Current Assets
Cash	$ 1,838	$ 205
Total Current Assets	1,838	205
TOTAL ASSETS	$ 1,838	$ 205

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accrued Liabilities and Accounts Payable	$ 5,802	$ 3,000
Accrued Interest	400	-
Convertible notes payable-related party, net of debt discount	13,619	-
Total Current Liabilities	19,821	3,000
Total Liabilities	19,821	3,000

Stockholders' Deficit
Preferred stock, $0.001 par value; 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.001 par value; 45,000,000 shares authorized; 5,073,000 shares issued and outstanding a	5,073	5,073
Additional Paid-in Capital	18,444	1,684
Accumulated deficit	(41,500)	(9,552)
Total Stockholders' Deficit	(17,983)	(2,795)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 1,838	$ 205

The accompanying notes are an integral part of these audited, financial statements.

ORIGINAL SOURCE MUSIC, INC.

Statements of Operations

For the years ended December 31, 2015 and 2014

	Year Ended December 31, 2015	Year Ended December 31, 2014

Revenue	$ 742	$ 773

Operating Expenses:
General and administrative	1,370	656
Professional fees	17,302	6,605

Total Operating Expenses	18,672	7,261

Income (Loss) from Operations	(17,930)	(6,488)
Interest (Expense)	(14,018)	-

Income (Loss) before Provision for Income Taxes	(31,948)	(6,488)
Income Tax Provision	-	-

Net Income (Loss)	$ (31,948)	$ (6,488)

Net loss per common share basic and diluted	$ (0.01)	$ (0.00)*

Weighted average number of common shares
Outstanding- Basic and diluted	5,073,000	5,073,000

* denotes a (loss) or income of less than $0.01 per share.

The accompanying notes are an integral part of these financial statements.

ORIGINAL SOURCE MUSIC, INC.

Statement of Changes in Shareholders' Deficit

	Common Stock		Additional		Total
	Shares	Amount ($0.001 Par)	Paid-In Capital	Accumulated	Stockholders’
	(1)	(1)	(1)	Deficit	Deficit
Balances at December 31, 2013	5,073,000	$ 5,073	$ (2,523)	$ (3,064)	$ (514)

Capital contribution from shareholder	-	-	952	-	952

Beneficial conversion feature on
loan payable-related party	-	-	3,255	-	3,255

Net income (loss) for the year	-	-	-	(6,488)	(6,488)

Balances at December 31, 2014	5,073,000	5,073	1,684	(9,552)	$ (2,795)

Beneficial conversion feature on notes payable-related party	-	-	16,760	-	16,760

Net income (loss) for the twelve months ended December 31, 2015	-	-	-	(31,948)	(31,948)

Balances at December 31, 2015	5,073,000	$ 5,073	$ 18,444	$ (41,500)	$ (17,983)

(1)

As retrospectively restated for the 1:50,730  forward split completed effective March 9, 2015

The accompanying notes are an integral part of these financial statements.

ORIGINAL SOURCE MUSIC, INC.

Statements of Cash Flows

For the years ended December 31, 2015 and 2014

	Year Ended December 31, 2015		Year Ended December 31, 2014

Operating Activities:
Net Income (Loss)	$ (31,948)		$ (6,488)
Adjustments to reconcile net Income (Loss) to net cash used in operating activities:
Amortization of debt discount	13,619		-
Accrued Interest	400
Movement in operating assets and liabilities:
Accrued expenses and accounts payable	2,802		3,000
Net Cash Used in by Operating Activities	(15,127)		(3,488)

Investing Activities:
	-
Net Cash Used by Investing Activities	-

Financing Activities:		?
Advances under convertible notes payable-related party	16,760		-
Loan payable- related party			3,255
Net Cash Provided by Financing Activities	16,760	?	3,255

Net Change in Cash	1,633		(233)
Cash - Beginning of Period	205		438
Cash - End of Period	$ 1,838		$ 205

Supplemental cash flow information:
Cash paid for:
Interest	$ -		$ -
Taxes	$ -		$ -

Non-Cash Activities	$ -		$ -

The accompanying notes are an integral part of these audited financial statements.

ORIGINAL SOURCE MUSIC, INC.

NOTES TO THE AUDITED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

NOTE 1: ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Original Source Music, Inc. (“the Company”, “we”, “us” or “our’) was incorporated in the State of Nevada on August 20, 2009 ("Inception"). The Company licenses songs to the television and music industry for use in television shows or movies. The Company has had limited activity and revenue to date.

Basis of Preparation of Financial Statements

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America. The Company’s year-end is December 31.

Use of Estimates and Assumptions

The preparation of financial statements in conformity with generally accepted accounting principles requires that management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates. Due to uncertainties inherent in the estimation process, it is possible that these estimates could be materially revised within the next year.

Cash and cash equivalents

The Company considers all highly liquid investments with an original maturity of three months or less as cash equivalents.

Fair Value of Financial Instruments

FASB ASC 820-10 “Fair Value Measurements and Disclosures” defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. This ASC also establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3).

The three levels of the fair value hierarchy are described below:

Level 1

Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

Level 2

Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates); and inputs that are derived principally from or corroborated by observable data by correlation or other means.

Level 3

Inputs that are both significant to the fair value measurement and unobservable.

The carrying value of cash and accounts payable related party approximates their fair value due to their short-term maturity.

Income tax

The Company accounts for income taxes pursuant to ASC 740. Under ASC 740 deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss carry forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. The Company had no known material tax assets or liabilities as of December 31, 2015 or December 31, 2014.

Revenue recognition

The Company recognizes revenue when it is realized or realizable and earned.  The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured.

Products and services, geographic areas and major customers

The Company derives revenue from the licensing of songs to the television and music industry. All fee revenues each year were domestic and to external customers.

Advertising costs

Advertising costs are expensed as incurred. The Company incurred no advertising costs during the years ended December 31, 2015 or 2014.

Basic and Diluted Earnings (Loss) Per Share

The Company computes earnings (loss) per share in accordance with ASC 260-10-45 “Earnings per Share”, which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic earnings (loss) per share is computed by dividing net earnings (loss) available to common stockholders by the weighted average number of outstanding common shares during the period.  Diluted earnings (loss) per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive earnings (loss) per share excludes all potential common shares if their effect is anti-dilutive.  During the years ended December 31, 2015, the Company had certain potentially dilutive convertible notes payable related party issued and outstanding.  However, the share potentially issuable under these notes have been excluded from the calculation of loss per share as the inclusion of such shares would have been anti-dilutive as the Company recognized a loss during the years ended December 31, 2015.

Recent Accounting Pronouncements

We have reviewed all the recently issued, but not yet effective, accounting pronouncements and we do not believe any of these pronouncements will have a material impact on the Company.

NOTE 2: GOING CONCERN

The unaudited financial statements for the years ended December 31, 2015 have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has suffered a loss from operations and has negative cash flows from operations, and in all likelihood will be required to make significant future expenditures in connection with marketing efforts along with general administrative expenses. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

The Company may raise additional capital through the sale of its equity securities, through an offering of debt securities, or through borrowings from financial institutions or related parties. By doing so, the Company hopes to generate sufficient capital to execute its business plan of licensing songs to the television and music industry for use in television shows or movies on an ongoing basis. Management believes that actions presently being taken to obtain additional funding provide the opportunity for the Company to continue as a going concern.

NOTE 3: LOAN PAYABLE - RELATED PARTY

In support of the Company’s efforts and cash requirements, it may rely on advances from related parties until such time that the Company can support its operations or attains adequate financing through sales of its equity or traditional debt financing. There is no formal written commitment for continued support by shareholders.  Amounts represent advances or amounts paid in satisfaction of liabilities. The advances are considered temporary in nature and have not been formalized by a promissory note.

The $952 loan balance at December 31, 2013 was forgiven in the year ended December 31, 2014. This amount was recorded as contributions to capital and recognized in additional paid in capital.

	December 31, 2015	December 31, 2014
Convertible Note A
Principal	$ 3,255	$ -
Debt discount	$ (449)	$ -

Convertible Note B
Principal	$ 6,000	$ -
Debt discount	$ (496)	$ -

Convertible Note C
Principal	$ 6,000	$ -
Debt discount	$ (1,500)	$ -

Convertible Note D
Principal	$ 3,260	$ -
Debt discount	$ (2,598)	$ -

Convertible Note E
Principal	$ 1,500	$ -
Debt discount	$ (1,323)	$ -

Total convertible notes payable -non related party, net of debt discount	$ 13,619	$ -

Convertible Note A:

On December 31, 2014 a related party loaned the Company $3,255. The note is interest free until June 30, 2015 after which time it’ll bear interest at 6%. The note is convertible at the option of the holder into shares of Original Source Music, Inc. common stock.  The number of issuable shares is equal to dividing the balance of the note by double the par value (currently $0.001). The note has a balance of $3,255 as of December 31, 2015 and matures on February 28, 2016. The Company assessed the embedded conversion feature and determined that the fair value of the underlying common stock at inception exceeded the conversion price of this note and accordingly recorded at a beneficial conversion feature (capped at proceeds received) of $3,255. Such beneficial conversion feature is accounted for as a debt discount which is amortized to interest expense, using the straight line interest rate method, over the life of the note.

Convertible Note B:

On January 21, 2015 a related party loaned the Company $6,000. The note is interest free until June 30, 2015 after which time it bears interest at 6%. The note is convertible at the option of the holder into shares of original Source Music, Inc. common stock.  The number of issuable shares is equal to dividing the balance of the note by double the par value (currently $0.001). The note has a balance of $6,000 as of December 31, 2015 and matures on January 30, 2016.  The Company assessed the embedded conversion feature and determined that the fair value of the underlying common stock at inception exceeded the conversion price of this note and accordingly recorded a beneficial conversion feature (capped at proceeds received) of $6,000.  Such beneficial conversion feature is accounted for as a debt discount which is amortized to interest expense, using the straight line interest rate method, over the life of the note.

Convertible Note C:

On March 30, 2015 a related party loaned the Company $6,000. The note is interest free until August 31, 2015 after which time it bears interest at 6%. The note is convertible at the option of the holder into shares of original Source Music, Inc. common stock.  The number of issuable shares is equal to dividing the balance of the note by double the par value (currently $0.001). The note has a balance of $6,000 as of December 31, 2015 and matures on March 30, 2016.  The Company assessed the embedded conversion feature and determined that the fair value of the underlying common stock at inception exceeded the conversion price of this note and accordingly recorded a beneficial conversion feature (capped at proceeds received) of $6,000.  Such beneficial conversion feature is accounted for as a debt discount which is amortized to interest expense, using the straight line interest rate method, over the life of the note.

Convertible Note D:

On September 14, 2015 a related party loaned the Company $3,260. The note is interest free until June 30, 2016 after which time it bears interest at 6%. The note is convertible at the option of the holder into shares of original Source Music, Inc. common stock.  The number of issuable shares is equal to dividing the balance of the note by double the par value (currently $0.001). The note has a balance of $3,260 as of December 31, 2015 and matures on December 31, 2016.  The Company assessed the embedded conversion feature and determined that the fair value of the underlying common stock at inception exceeded the conversion price of this note and accordingly recorded a beneficial conversion feature (capped at proceeds received) of $3,260.  Such beneficial conversion feature is accounted for as a debt discount which is amortized to interest expense, using the straight line interest rate method, over the life of the note.

Convertible Note E:

On November 6, 2015 a related party loaned the Company $1,500. The note is interest free until December 31, 2016 after which time it bears interest at 6%. The note is convertible at the option of the holder into shares of original Source Music, Inc. common stock.  The number of issuable shares is equal to dividing the balance of the note by the par value (currently $0.001). The note has a balance of $1,500 as of December 31, 2015 and matures on March 31, 2017.  The Company assessed the embedded conversion feature and determined that the fair value of the underlying common stock at inception exceeded the conversion price of this note and accordingly recorded a beneficial conversion feature (capped at proceeds received) of $1,500.  Such beneficial conversion feature is accounted for as a debt discount which is amortized to interest expense, using the straight line interest rate method, over the life of the note.

NOTE 4: INCOME TAXES

As of December 31, 2015 the Company had net operating loss carry forwards of $41,500 that may be available to reduce future years’ taxable income through 2035. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for Federal income tax consists of the following:

	Year ended December 31, 2015	Year ended December 31, 2014
Federal income tax benefit attributable to:
Current Operations	$ -	$ -
Less: valuation allowance	-	-
Net provision for Federal income taxes	$ -	$ -

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	December 31, 2015	December 31, 2014
Deferred tax asset attributable to:
Net operating loss carryover	$ 14,110	$ 3,248
Less: valuation allowance	(14,110)	(3,248)
Net deferred tax asset	$ -	$ -

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $41,500 for Federal income tax reporting purposes are subject to annual limitations should a change in ownership occur.

NOTE 5: COMMITMENTS AND CONTINGENCIES

Contractual

The Company did not enter into any contractual obligations during the years ended December 31, 2015 or 2014.

Litigation

We were not subject to any legal proceedings during the years ended December 31, 2015 and 2014and no legal proceedings are currently pending or threatened to the best of our knowledge.

NOTE 6: STOCKHOLDERS' DEFICIT

Preferred Stock

The Company is authorized to issue 5,000,000 shares of preferred stock with a par value of $0.001 per share.

No shares of preferred stock were issued and outstanding during the years ended December 31, 2015 or 2014.

Common Stock

The Company is authorized to issue 45,000,000 shares of common stock with a par value of $0.001 per share.

On March 2, 2015, the Company approved a 1 for 50,703 forward split and all share numbers disclosed in these financial statements have been retrospectively restated for this forward split.

5,073,000 shares (post-split) of common stock were issued August 21, 2009.

No shares of common stock were issued during the years ended December 30, 2015 or 2014.

As of December 31, 2015 there were 5,073,000 shares of common stock issued and outstanding.

NOTE 8: SUBSEQUENT EVENTS

On February 27, 2016, the Company extended the maturity date of the December 31, 2014 convertible promissory note due to VentureVest Capital, Corp., in the amount of $3,255.  The maturity date is now December 31, 2016.

On January 18, 2016, the Company extended the maturity date of the January 21, 2015 convertible promissory note due to VentureVest Capital, Corp., in the amount of $6,000.  The maturity date is not December 31, 2016.

In accordance with ASC 855-10, "Subsequent Events" the Company has analyzed its operations subsequent to December 31, 2015 to the date these financial statements were available to be issued and has determined that it does not have any material subsequent events to disclose in these financial statements other than as disclosed above.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.  CONTROLS AND PROCEDURES

Controls and Procedures.

 Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of December 31, 2015.  We do not have sufficient segregation of duties within accounting functions, which is a basic internal control.  Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible.  However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals.  Based on this evaluation, our chief executive officer and chief financial officer have concluded such controls and procedures to be not effective as of December 31, 2015 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Our internal control over financial reporting is the process designed by and under the supervision of our chief executive officer and chief financial officer, or the persons performing similar functions, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external reporting in accordance with accounting principles generally accepted in the United States of America.  These officers have evaluated the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control over Financial Reporting – Guidance for Smaller Public Companies.

Our chief executive officer and chief financial officer have assessed the effectiveness of our internal control over financial reporting as of December 31, 2015 and concluded that it was not effective because of the material weakness described below:

Due to resource constraints, material weaknesses continue to be evident to management regarding our inability to generate all the necessary disclosure for inclusion in our filings with the Securities and Exchange Commission due to the lack of resources and segregation of duties.  A material weakness is a significant deficiency in one or more of the internal control components that alone or in the aggregate precludes our internal controls from reducing to an appropriately low level the risk that material misstatements in our consolidated financial statements will not be prevented or detected on a timely basis.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the registrant’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the registrant to provide only management’s report in this annual report.

Evaluation of Changes in Internal Control over Financial Reporting

Our chief executive officer and chief financial officer have evaluated changes in our internal controls over financial reporting that occurred during the year ended December 31, 2015.  Based on that evaluation, our chief executive officer and chief financial officer, or those persons performing similar functions, did not identify any change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Remediation Plan for Material Weaknesses

At such time that it is economically feasible, we will aggressively recruit experienced professionals to ensure that we maintain adequate segregation of duties and have controls in place to ensure proper disclosures are in our filings with the Securities and Exchange Commission. Although we believe that these corrective steps will enable management to conclude that the internal controls over our financial reporting are effective when the staff is trained, we cannot assure you these steps will be sufficient. We may be required to expend additional resources to identify, assess and correct any additional weaknesses in internal control.

Important Considerations

The effectiveness of our disclosure controls and procedures and our internal control over financial reporting is subject to various inherent limitations, including cost limitations, judgments used in decision making, assumptions about the likelihood of future events, the soundness of our systems, the possibility of human error, and the risk of fraud. Moreover, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions and the risk that the degree of compliance with policies or procedures may deteriorate over time. Because of these limitations, there can be no assurance that any system of disclosure controls and procedures or internal control over financial reporting will be successful in preventing all errors or fraud or in making all material information known in a timely manner to the appropriate levels of management.

ITEM 9B.  OTHER INFORMATION

None

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Our directors and executive officers and their ages as of April 14, 2016 are as follows:

Name	Age	Position
Lecia L. Walker	47	President, Director
E. Lynn Atwood	69	Secretary, Director

Lecia L. Walker.

Lecia L. Walker, President and director, has been involved in the entertainment industry for over 27 years. From 2007 to present, Ms. Walker has owned and operated Original Source Music, Inc., a music library. From 2000 - 2007, Ms. Walker assisted in launching Private Wavs, a music library which licenses music to television and film. In preparation for the launch, she conducted the market research, product and packaging design, sales, and marketing for the entity.

While in school, Ms. Walker was an extra in the movie, Footloose, modeled for ZCMI department stores, and performed in various community, high school, and college productions. From 1997 to 1998, Ms. Walker interned at KZLA radio station in Los Angeles, CA where she gained extensive understanding of all aspects of radio. During 1997 and 1998, Ms. Walker was a DJ for KSBR radio in Orange County, CA and created and produced her own children's radio program, Bedtime Stories with Aunt Clara while there. From 1987 to 1997, Ms. Walker worked as a personal assistant for C.B. Walker, a singer/songwriter, where she learned the ins and outs of publishing and recording contracts, record sales, and top-10 radio hits in the United States and Europe.

Ms. Walker received her bachelor's degree in biology from California State University Long Beach in 1993, and her master's degree in business administration from the University of Phoenix in 2010.

Ms. Walker provides up to thirty hours per week to the registrant depending on the needs of the registrant. Such duties include planning, marketing, promotion, accounting, customer service, artist relations, and other company activities.

Management is of the opinion that the other activities of Lecia Walker will not conflict with the business activities of the registrant due to the terms of the license agreement.

E. Lynn Atwood.

E. Lynn Atwood has been an artist in business for over 50 years. From 2007 to present, Ms. Atwood has worked as a graphic artist for Original Source Music, Inc., a music library. From 2005-2007, Ms. Atwood worked as a freelance graphic artist. Ms. Atwood was the lead artist and part owner of Sundance Graphics in San Juan Capistrano, California. She designed all of the outerwear for the Southern California Volleyball Athletic Association sponsored by Reebok for four years. Her fabric design won first prize at the Laguna Art Festival in the '90's and was printed on over 3,000 t-shirts sold. Raisin's Bathing Suits, which sold in Hawaii and Southern California, was her client for several years. Ms. Atwood worked as a graphic artist and brochure designer for Bliss Studios in Jackson Hole, Wyoming from 1992 to 1993. Ms. Atwood also worked as a layout artist at Hallmark Cards from 1994 to 1995. Ms. Atwood designed all artwork for the registrant including the logo, stationery, business cards, marketing postcards, and CD labels.

Ms. Atwood provides up to thirty hours per week to the registrant depending on the needs of the registrant. Such duties include planning, marketing, promotion, accounting, customer service, artist relations, and other company activities.

Management is of the opinion that the other activities of E. Lynn Atwood will not conflict with the business activities of the registrant due to the terms of the license agreement.

The above named directors will serve in their capacity as director until our next annual shareholder meeting to be held within six months of our fiscal year's close. Directors are elected at our annual shareholder meeting.

Section 16(a) Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Securities Exchange Act of 1934, as amended, an officer, director, or greater-than-10% shareholder of the registrant must file a Form 4 reporting the acquisition or disposition of registrant's equity securities with the Securities and Exchange Commission no later than the end of the second business day after the day the transaction occurred unless certain exceptions apply.  Transactions not reported on Form 4 must be reported on Form 5 within 45 days after the end of the registrant's fiscal year.  Such persons must also file initial reports of ownership on Form 3 upon becoming an officer, director, or greater-than-10% shareholder.  To our knowledge, based solely on a review of the copies of these reports furnished to it, the officers, directors, and greater than 10% beneficial owners have complied with all applicable Section 16(a) filing requirements during 2015.

Code of Ethics Policy

The registrant has prepared but has not yet adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions.

Corporate Governance

There have been no changes in any state law or other procedures by which security holders may recommend nominees to our board of directors.  In addition to having no nominating committee for this purpose, we currently have no specific audit committee and no audit committee financial expert.  Based on the fact that our current business affairs are simple, any such committees are excessive and beyond the scope of our business and needs.

ITEM 11.  EXECUTIVE COMPENSATION

Compensation of Executive Officers

During the last three fiscal years, there has been no compensation awarded to, earned by or paid to any executive officer nor did the registrant have any compensatory plans in effect for stock options.

Director Compensation

Directors do not receive any compensation for serving as directors. All directors are reimbursed for ordinary and necessary expenses incurred in attending any meeting of the board of directors or any board committee or otherwise incurred in their capacities as directors.

Compensation Committee Interlocks and Insider Participation

During the last three fiscal years, we have not had a compensation committee (or other board committee performing equivalent functions) as part of our board of directors, nor have we had any officer participate in deliberations concerning executive officer compensation.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

The following table sets forth, as of April 14, 2016, the number and percentage of outstanding shares of the registrant’s common stock owned by (i) each person known to us to beneficially own more than 5% of its outstanding common stock, (ii) each director, (iii) each named executive officer, and (iv) all officers and directors as a group.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Outstanding Shares(1)
Lecia L. Walker 8201 South Santa Fe Drive #229 Littleton, CO 80120	3,000,000	20.34%
E. Lynn Atwood 8201 South Santa Fe Drive #229 Littleton, CO 80120	500,000	3.49%
Directors and Executive Officers as a Group (2 persons)	3,500,000	24.42%
Phil Ray 8201 South Santa Fe Drive #229 Littleton, CO 80120	9,257,500(2)	64.60%

(1)

Assuming the complete conversion of promissory notes beneficially owned by Mr. Ray.

(2)

Represent shares to be issued upon the conversion of promissory notes beneficially owned by Mr. Ray.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

On August 21, 2009, the registrant issued 100 shares of its common stock to Original Source Entertainment making the registrant a wholly owned subsidiary of Original Source Entertainment.   There have been no other shares issued by the registrant.

Advances

In support of the registrant’s efforts and cash requirements, it may rely on advances from related parties until such time that the registrant can support its operations or attains adequate financing through sales of its equity or traditional debt financing. There is no formal written commitment for continued support by shareholders.  Amounts represent advances or amounts paid in satisfaction of liabilities. The advances are considered temporary in nature and have not been formalized by a promissory note.

As of December 31, 2013, Lecia Walker, an officer and director, advanced the registrant $952 which is unsecured, non-interest bearing and due on demand.

We currently have access to funding of up to $36,000 through related party loans with Lecia Walker and Phil Ray.  There is no formal, written commitment with these related parties, and they can choose not to provide those loans should circumstances warrant.  Should these loans be granted, they would be unsecured, non-interest bearing and due on demand.

The $952 loan balance at December 31, 2013 was forgiven in the nine months ended September 30, 2014. This amount was recorded as a contribution to capital and recognized in additional paid in capital.

As of December 31, 2014, VentureVest LLC, a related party beneficially owned by Phil Ray, loaned the Company $3,255. The note is interest fee until September 30, 2015 after which time it’ll bear interest at 6%. The note is convertible at the option of the holder into shares of Original Source Music, Inc. common stock. The number of issuable shares is equal to dividing the balance of the note by double the par value (currently $0.001). The note has a balance of $3,225 as of December 31, 2014 and matures on February 28, 2016.

On January 21, 2015, VentureVest LLC, a related party beneficially owned by Phil Ray, loaned the Company $6,000. The note is interest free until September 30, 2015 after which time it bears interest at 6%. The note is convertible at the option of the holder into shares of original Source Music, Inc. common stock.  The number of issuable shares is equal to dividing the balance of the note by double the par value (currently $0.001). The note has a balance of $6,000 as of September 30, 2015 and matures on January 30, 2016.

On March 30, 2015, Terayco International, Ltd., a related party beneficially owned by Phil Ray, loaned the Company $6,000. The note is interest free until August 31, 2015 after which time it bears interest at 6%. The note is convertible at the option of the holder into shares of Original Source Music, Inc. common stock.  The number of issuable shares is equal to dividing the balance of the note by double the par value (currently $0.001). The note has a balance of $6,000 as of September 30, 2015 and matures on March 30, 2016.

On September 14, 2015, VentureVest LLC, a related party beneficially owned by Phil Ray, loaned the Company $3,260. The note is interest free until June 30, 2016 after which time it bears interest at 6%. The note is convertible at the option of the holder into shares of original Source Music, Inc. common stock.  The number of issuable shares is equal to dividing the balance of the note by double the par value (currently $0.001). The note has a balance of $3,260 as of September 30, 2015 and matures on December 31, 2016.

Upon full conversion of these notes, Phil Ray will be the beneficial owner of 9,257,500 common shares.

Spin-off from Predecessor

On February 5, 2014, the board of directors of Original Source Entertainment, Inc. approved the spin-off of the registrant to its shareholders. The spin-off is being done in connection a change of control.  Under the terms of the spin-off, our common shares will be distributed on a pro-rata basis to each holder of Original Source Entertainments' common shares on the record date without any consideration or action on the part of such holders, and the holders of Original Source Entertainments' common shares as of the record date will become owners of 100 percent of our common shares. The spin-off will be consummated only upon the satisfactory resolution of all comments from the SEC to the Form 10 and its effectiveness.  The common shares to be distributed to the former shareholders of Original Source Entertainment as of the record date are being held in escrow with J.M. Walker & Associates, Attorneys At Law.

Lecia L. Walker and E. Lynn Atwood were officers, directors and principal shareholders of Original Source Entertainment through the closing date of the Share Exchange.

There will be no other agreements between Original Source Entertainment and the registrant after the spin-off.

Original Source Entertainment will not retain any liability relating to the registrant after the spin-off.

As a result of this spin-out of the registrant from its parent company and the approved 50,073 for 1 forward split, there will be a total 5,073,000 shares issued and outstanding.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

We have incurred fees and expenses from Cutler & Co., LLC of $6,000 for the 2014 fiscal year.  We have incurred fees and expenses from Pritchett, Siler & Hardy, P.C. of $5,500 for the 2015 fiscal year.  Fees included work completed for our annual audit and for the review of our financial statements included in our Form 10.

Tax Fees

We have not incurred fees and expenses for the 2014 and 2015 fiscal years for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Board of Directors, acting as the Audit Committee considered whether, and determined that, the auditor's provision of non-audit services was compatible with maintaining the auditor's independence.  All of the services described above for fiscal years 2014 and 2015 were approved by the Board of Directors pursuant to its policies and procedures.  We intend to continue using Pritchett, Siler & Hardy, P.C. solely for audit and audit-related services.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)  List of Financial statements included in Part II hereof

Report of Independent Registered Public Accounting Firm

Balance Sheet:

  December 31, 2015 and 2014

Statements of Operations:

  For the years ended December 31, 2015 and 2014

Statements of Changes in Shareholders’ Equity

  For the years ended December 31, 2015 and 2014

Statements of Cash Flows:

  For the years ended December 31, 2015 and 2014

Notes to Financial Statements

  For the years ended December 31, 2015 and 2014

 (a)(2) List of Financial Statement schedules included in Part IV hereof:  None

 (a)(3) Exhibits

 The following exhibits are included herewith:

Exhibit No.	Description
31	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

Following are a list of exhibits which we previously filed in other reports which we filed with the SEC, including the Exhibit No., description of the exhibit and the identity of the Report where the exhibit was filed.

NO.	DESCRIPTION	FILED WITH	DATE FILED

3.1	Articles of Incorporation	Form 10	March 8, 2016
3.2	Bylaws of Original Source Music, Inc.	Form 10	March 8, 2016
3.3	Specimen of Stock Certificate	Form 10	March 8, 2016
10.1	License Agreement	Form 10	March 8, 2016
10.2	Assignment of license agreement	Form 10	March 8, 2016
10.3	Option agreement	Form 10	March 8, 2016

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Report to be signed on its behalf by the undersigned duly authorized person.

Dated: April 14, 2016

/s/Lecia L. Walker

By:  Lecia L. Walker, Chief Executive Officer, Chief Financial Officer and President

In accordance with the requirements of the Securities Exchange Act of 1934, as amendment, this report has been signed by the following persons in the capacities and on the dates stated.

Original Source Music, Inc.

(Registrant)

By: /s/Lecia L. Walker

Dated: April 14, 2016

          Lecia L. Walker

          Chief Executive Officer, Chief Financial Officer, President and Director

By: /s/E. Lynn Atwood

Dated: April 14, 2016

          E. Lynn Atwood

          Secretary and Director