Form 10-Q
period 2016-03-31
Original Source Music, Inc.
filed 2016-05-24
CIK 1639836

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

 [x] Quarterly Report Pursuant to Section 13 or 15(d) Securities Exchange Act of 1934 for Quarterly Period Ended March 31, 2016

-OR-

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities And Exchange Act of 1934 for the transaction period from _________ to________

Commission File Number      000-55516

Original Source Music, Inc.

(Exact name of Registrant in its charter)

Nevada	20-8594615
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

8201 South Santa Fe Drive #229 Littleton, CO	80120
(Address of Principal Executive Offices	(Zip Code)

Registrant’s Telephone Number, Including Area Code:	(303) 495-3728

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [x] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes [ ]   No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerate filer, or a small reporting company as defined by Rule 12b-2 of the Exchange Act):

Large accelerated filer [ ]	Non-accelerated filer [ ]
Accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [x] No [ ]

The number of outstanding shares of the registrant's common stock, May 24, 2016:  Common Stock – 5,073,000

ORIGINAL SOURCE MUSIC, INC.

FORM 10-Q

INDEX

PART 1 – FINANCIAL INFORMATION

PART II - OTHER INFORMATION

ORIGINAL SOURCE MUSIC, INC.

CONDENSED BALANCE SHEETS

(Unaudited)

	March 31, 2016	December 31, 2015
ASSETS
Current Assets
Cash	$ 1,816	$ 1,838
Total Current Assets	1,816	1,838
TOTAL ASSETS	$ 1,816	$ 1,838

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accrued liabilities & accounts payable	$ 400	$ 5,802
Accrued interest to a related party	635	400
Convertible notes payable-related party, net of debt discount	17,634	13,619
Total Current Liabilities	18,669	19,821
Total Liabilities	18,669	19,821

Stockholders' Deficit
Preferred stock, $0.001 par value; 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.001 par value; 45,000,000 shares authorized; 5,073,000 shares issued and outstanding
	5,073	5,073
Additional Paid-in Capital	24,147	18,444
Accumulated deficit	(46,073)	(41,500)
Total Stockholders' Deficit	(16,853)	(17,983)
TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	$ 1,816	$ 1,838

The accompanying notes are an integral part of these unaudited condensed financial statements.

ORIGINAL SOURCE MUSIC, INC.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months	Three Months
	Ended	Ended
	March 31, 2016	March 31, 2015

Revenue	$ 102	$ 113

Operating Expenses:
General and administrative	125	124
Professional fees	300	9,000

Total Operating Expenses	425	9,124

Income (Loss) from Operations	(323)	(9,011)
Interest (Expense) to a related party	(4,250)	(1,698)

Income (Loss) before Provision for Income Taxes	(4,573)	(10,709)
Income Tax Provision	-	-

Net Income (Loss)	$ (4,573)	$ (10,709)

Net loss per common share basic and diluted	$ (0.00)*	$ $ (0.00)*

Weighted average number of common shares
Outstanding- Basic and diluted	5,073,000	5,073,000

*denotes a (loss) or income of less than $0.01 per share.

The accompanying notes are an integral part of these unaudited condensed financial statements.

ORIGINAL SOURCE MUSIC, INC.

CONDENSED STATEMENTS OF CASH FLOWS

 (UNAUDITED)

	Three Months	Three Months
	Ended	Ended
	March 31, 2016	March 31, 2015

Operating Activities:
Net Income (Loss)	$ (4,573)	$ (10,709)
Adjustments to reconcile net Income (Loss) to net cash used in operating activities:
Amortization of debt discount	4,015	1,698
Accrued interest to a related party	235	-
Movement in operating assets and liabilities:
Accrued expenses and accounts payable	(5,402)	(3,000)
Net Cash Used in by Operating Activities	(5,725)	(12,011)

Investing Activities:
	-	-
Net Cash Used by Investing Activities	-	-

Financing Activities:
Advances under convertible notes payable, related party	5,703	12,000
Net Cash Provided by Financing Activities	5,703	12,000

Net Change in Cash	(22)	(11)
Cash - Beginning of Period	1,838	206
Cash - End of Period	$ 1,816	$ 195

Supplemental cash flow information:
Cash paid for:
Interest	$ -	$ -
Taxes	$ -	$ -

Non-Cash Activities
Beneficial conversion feature	$ 5,703	$ -

The accompanying notes are an integral part of these unaudited condensed financial statements.

ORIGINAL SOURCE MUSIC, INC.

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015

(UNAUDITED)

NOTE 1: ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Original Source Music, Inc. (“the Company”, “we”, “us” or “our’) was incorporated in the State of Nevada on August 20, 2009 ("Inception"). The Company licenses songs to the television and music industry for use in television shows or movies. The Company has had limited activity and revenue to date.

Unaudited Interim Financial Information

The accompanying unaudited interim financial statements and related notes have been prepared in accordance with U.S. GAAP for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (the "SEC") to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Unaudited interim results are not necessarily indicative of the results for the full fiscal year. These unaudited interim financial statements should be read in conjunction with the financial statements of the Company for the year ended December 31, 2015 and notes thereto contained in the information as part of the Company's Annual Report on Form 10-K, which was filed with the SEC on April 14, 2016.

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

Basic and Diluted Earnings (Loss) Per Share

The Company computes earnings (loss) per share in accordance with ASC 260-10-45 “Earnings per Share”, which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic earnings (loss) per share is computed by dividing net earnings (loss) available to common stockholders by the weighted average number of outstanding common shares during the period.  Diluted earnings (loss) per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive earnings (loss) per share excludes all potential common shares if their effect is anti-dilutive.  During the three months ended March 31, 2016, the Company had certain potentially dilutive convertible notes payable related party issued and outstanding.  However, the share potentially issuable under these notes have been excluded from the calculation of loss per share as the inclusion of such shares would have been anti-dilutive as the Company recognized a loss during the three months ended March 31, 2016.

Recent Accounting Pronouncements

We have reviewed all the recently issued, but not yet effective, accounting pronouncements and we do not believe any of these pronouncements will have a material impact on the Company.

NOTE 2: GOING CONCERN

The unaudited financial statements for the three months ended March 31, 2016 have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has suffered a loss from operations and has negative cash flows from operations, and in all likelihood will be required to make significant future expenditures in connection with marketing efforts along with general administrative expenses. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

NOTE 3: CONVERTIBLE NOTES PAYABLE – RELATED PARTY

	March 31, 2016	December 31, 2015
Convertible Note A
Principal	$3,255	$3,255
Debt discount	$ 0	($465)

Convertible Note B
Principal	$6,000	$6,000
Debt discount	$ 0	($500)

Convertible Note C
Principal	$6,000	$6,000
Debt discount	$ 0	($1,500)

Convertible Note D
Principal	$3,260	$3,260
Debt discount	($1,956)	($2,608)

Convertible Note E
Principal	$1,500	$1,500
Debt discount	($1,059)	($1,323)

Convertible Note F
Principal	$5,703	$ 0
Debt discount	($5,069)	$ 0
Total convertible notes payable -non related party, net of debt discount	$17,634	$13,619

NOTE 4: SUBSEQUENT EVENTS

On February 5, 2014, the board of directors of Original Source Entertainment authorized the spin-off of the Company to shareholders of record as of February 25, 2014.  The spin-off was done in connection with a change of control of Original Source Entertainment.  Under the terms of the spin-off, the Company’s common shares, par value $0.001 per share, will be distributed on a pro-rata basis to each holder of Original Source Entertainment’s common shares on the record date without any consideration or action on the part of such holders, and the holders of Original Source Entertainment’s common shares as of the record date will become owners of 100 percent of our common shares.

On May 13, 2016, the spin-off was completed due to the satisfactory resolution of all comments from the Securities and Exchange Commission to the Form 10 and the Form 10’s effectiveness.

In accordance with ASC 855-10, "Subsequent Events" the Company has analyzed its operations subsequent to March 31, 2016 to the date these financial statements were available to be issued and has determined that it does not have any material subsequent events to disclose in these financial statements other than as disclosed above.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Form 10-Q contains forward-looking statements within the meaning of the federal securities laws. These statements include those concerning the following:  Our intentions, beliefs and expectations regarding the fair value of all assets and liabilities recorded; our strategies; growth opportunities; product development and introduction relating to new and existing products; the enterprise market and related opportunities; competition and competitive advantages and disadvantages; industry standards and compatibility of our products; relationships with our employees; our facilities, operating lease and our ability to secure additional space; cash dividends; excess inventory, our expenses; interest and other income; our beliefs and expectations about our future success and results; our operating results; our belief that our cash and cash equivalents will be sufficient to satisfy our anticipated cash requirements, our expectations regarding our revenues and customers; investments and interest rates.  These statements are subject to risk and uncertainties that could cause actual results and events to differ materially.

The Company undertakes no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Form 10-Q.

Critical Accounting Policies

The financial statements and accompanying footnotes included in this report has been prepared in accordance with accounting principles generally accepted in the United States with certain amounts based on management’s best estimates and judgments. To determine appropriate carrying values of assets and liabilities that are not readily available from other sources, management uses assumptions based on historical results and other factors they believe are reasonable.  Actual results could differ from those estimates.

Our critical accounting policies are described in our Annual Report on Form 10-K for the year ended December 31, 2015.  There have been no material changes to our critical accounting policies as of and for the three months ended March 31, 2016.

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

Capital and Sources of Liquidity

We have $1,816 in cash as of March 31, 2016.  Based on our current income and expenses, we estimate that we will require an average of $32,000 to continue operations.  With our current cash supply, we do not have sufficient funds to continue operations.  We have access to funding of up to $96,000 through related party loans, and utilizing current estimates.  These loans are not guaranteed.  We have no guarantee that we will generate sufficient revenues to continue operations beyond that estimate.

For the three months ended March 31, 2016, we recorded a net loss of $4,573.  We had a positive adjustment of $4,015 due to the amortization of debt discount and $235 due to accrued interest.  We had a negative change of $5,402 due to accrued expenses and accounts payable.  As a result, we had net cash used in operating activities of $5,725 for the three months ended March 31, 2016.

For the three months ended March 31, 2015, we recorded a net loss of $10,709.  We had a positive adjustment of $1,698 due to the amortization of debt discount, and a negative change of $3,000 due to accrued expenses and accounts payable.  As a result, we had net cash used in operating activities of $12,011 for the three months ended March 31, 2015.

For the three months ended March 31, 2016 and 2015, we did not pursue any investing activities.

For the three months ended March 31, 2016, we received $5,703 from an advance under convertible notes payable from a related party, resulting in net cash provided by financing activities of $5,703 for the period.

For the three months ended March 31, 2015, we received $12,000 from an advance under convertible notes payable from a related party, resulting in net cash provided by financing activities of $12,000 for the period.

Results of Operations

For the three months ended March 31, 2016, we recorded revenues of $102.  We incurred general and administrative expenses of $125 and paid professional fees of $300.  We paid interest expenses of $4,250.  As a result, we recorded a net loss of $4,573 for the three months ended March 31, 2016.

Comparatively, for the three months ended March 31, 2015, we recorded revenues of $113.  We incurred general and administrative expenses of $124 and paid professional fees of $9,000.  We paid interest expenses of $1,698.  As a result, we recorded a net loss of $10,709 for the three months ended March 31, 2015.

The $6,136 difference between the net loss for the three months ended March 31, 2016 compared to the net loss for the three months ended March 31, 2015 is a result of the increased professional fees paid during the three months ended March 31, 2015.  During this period we were preparing the spin-off and the Form 10.  On May 13, 2016, the spin-off was completed due to the satisfactory resolution of all comments from the Securities and Exchange Commission to the Form 10 and the Form 10’s effectiveness.

Off-Balance Sheet Arrangements

The registrant had no material off-balance sheet arrangements as of March 31, 2016.

Contractual Obligations

The registrant has no material contractual obligations

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable for a smaller reporting company.

Item 4.  Controls and Procedures.

Controls and Procedures.

Evaluation of Disclosure Controls and Procedures:

We maintain disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act that are designed to insure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, or the persons performing similar functions, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our CEO and CFO, or the persons performing similar functions, our management has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report. Based on that evaluation, our CEO and CFO, or the persons performing similar functions, concluded that our disclosure controls and procedures were not effective as of March 31, 2016.

Evaluation of Changes in Internal Control over Financial Reporting:

Under the supervision and with the participation of our CEO and CFO, or those persons performing similar functions, our management has evaluated changes in our internal controls over financial reporting that occurred during the first quarter of 2016.  Based on that evaluation, our CEO and CFO, or those persons performing similar functions, did not identify any change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Important Considerations:

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

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

None

Item 1A.  Risk Factors

Not applicable for smaller reporting company.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.   Defaults Upon Senior Securities

None

Item 4.  Mine Safety Disclosures

Not Applicable

Item 5.   Other Information

None

Item 6.   Exhibits

Exhibit 31* - Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32* - Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**   XBRL Instance Document

101.SCH**   XBRL Taxonomy Extension Schema Document

101.CAL**   XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**   XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**   XBRL Taxonomy Extension Label Linkbase Document

101.PRE**   XBRL Taxonomy Extension Presentation Linkbase Document

*  Filed herewith

**XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 24, 2016

ORIGINAL SOURCE MUSIC, INC.

By:     /s/Lecia L. Walker

Lecia L. Walker

Chief Executive Officer, Chief Financial Officer