Form 10-Q
period 2016-09-30
Original Source Music, Inc.
filed 2016-11-21
CIK 1639836

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

 [x] Quarterly Report Pursuant to Section 13 or 15(d) Securities Exchange Act of 1934 for Quarterly Period Ended September 30, 2016

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

The number of outstanding shares of the registrant's common stock, November 21, 2016:  Common Stock – 5,073,000

ORIGINAL SOURCE MUSIC, INC.

FORM 10-Q

INDEX

PART 1 – FINANCIAL INFORMATION

PART II - OTHER INFORMATION

ORIGINAL SOURCE MUSIC, INC.

CONDENSED BALANCE SHEETS

(UNAUDITED)

	September 30, 2016	December 31, 2015
ASSETS
Current Assets
Cash	$ 576	$ 1,838
TOTAL ASSETS	$ 576	$ 1,838

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities Accrued liabilities & accounts payable	$ 100	$ 5,802
Accrued interest to a related party	1,164	400
Convertible notes payable-related party, net of debt discount	22,442	13,619
Total Current Liabilities	23,706	19,821
Long-Term Liabilities
Convertible notes payable-related party, net of debt discount	1,779	-
Total Long-Term Liabilities	1,779	-
Total Liabilities	25,485	19,821
Stockholders’ Deficit Preferred stock, $0.001 par value; 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.001 par value; 45,000,000 shares authorized; 5,073,000 shares issued and outstanding	5,073	5,073
Additional Paid-in Capital	35,561	18,444
Accumulated deficit	(65,543)	(41,500)
Total Stockholders' Deficit	(24,909)	(17,983)
TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	$ 576	$ 1,838

The accompanying notes are an integral part of these unaudited condensed financial statements.

ORIGINAL SOURCE MUSIC, INC.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015

Revenue	$ 50	$ 48	$ 244	$ 461

Operating Expenses:
General and administrative	951	979	1,206	1,226
Professional fees	1,800	2,500	9,215	11,500

Total Operating Expenses	2,751	3,479	10,421	12,726

Income (Loss) from Operations	(2,701)	(3,431)	(10,177)	(12,265)
Interest (Expense) to a related party	(6,177)	(4,046)	(13,866)	(9,441)

Income (Loss) before Provision for Income Taxes	(8,878)	(7,477)	(24,043)	(21,706)
Income Tax Provision	-	-	-	-

Net Income (Loss)	$ (8,878)	$ (7,477)	$ (24,043)	$ (21,706)

Net loss per common share basic and diluted	$ (0.00)*	$ (0.00)*	$ (0.00)*	$ (0.00)*

Weighted average number of common shares
Outstanding- Basic and diluted	5,073,000	5,073,000	5,073,000	5,073,000

*denotes a (loss) or income of less than $0.01 per share.

The accompanying notes are an integral part of these unaudited condensed financial statements.

ORIGINAL SOURCE MUSIC, INC.

CONDENSED STATEMENTS OF CASH FLOWS

 (UNAUDITED)

	Nine Months	Nine Months
	Ended	Ended
	September 30, 2016	September 30, 2015

Operating Activities:
Net Income (Loss)	$ (24,043)	$ (21,706)
Adjustments to reconcile net Income (Loss) to net cash used in operating activities:
Amortization of debt discount	13,102	9,273
Accrued interest to a related party	764	169
Movement in operating assets and liabilities:
Accrued expenses	(5,702)	(3,000)
Net Cash (Used in) Provided by Operating Activities	(15,879)	(15,264)

Investing Activities:
Net Cash Used in Investing Activities	-	-

Financing Activities:
Payment on convertible notes payable
-related party	(2,500)	-
Advances under convertible notes payable	17,117	-
-related party	14,617	15,260

Net Change in Cash	(1,262)	(4)
Cash - Beginning of Period	1,838	205
Cash - End of Period	$ 576	$ 201

Supplemental cash flow information:
Cash paid for:
Interest	$ -	$ -
Taxes	$ -	$ -

Non-Cash Activities Beneficial conversion feature	$ -	$ -

The accompanying notes are an integral part of these unaudited condensed financial statements.

ORIGINAL SOURCE MUSIC, INC.

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

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

Basis of Preparation of Financial Statements

The accompanying financial statements of Original Source Music, Inc. have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion the financial statements include all adjustments (consisting of normal recurring accruals) necessary in order to make the financial statements not misleading. Operating results for the three and nine months ended September 30, 2016 are not necessarily indicative of the final results that may be expected for the year ended December 31, 2016.  For more complete financial information, these unaudited financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2015 included in our registration statement filed with the SEC.

Basic and Diluted Earnings (Loss) Per Share

The Company computes earnings (loss) per share in accordance with ASC 260-10-45 “Earnings per Share”, which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic earnings (loss) per share is computed by dividing net earnings (loss) available to common stockholders by the weighted average number of outstanding common shares during the period.  Diluted earnings (loss) per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive earnings (loss) per share excludes all potential common shares if their effect is anti-dilutive.  During the three and nine months ended September 30, 2016, the Company had certain potentially dilutive convertible notes payable related party issued and outstanding.  However, the share potentially issuable under these notes have been excluded from the calculation of loss per share as the inclusion of such shares would have been anti-dilutive as the Company recognized a loss during the three and nine months ended September  30, 2016. No potentially debt or equity instruments were issued and outstanding during the three and nine months ended September 30, 2016.

Recent Accounting Pronouncements

We have reviewed all the recently issued, but not yet effective, accounting pronouncements and we do not believe any of these pronouncements will have a material impact on the Company

NOTE 2: GOING CONCERN

The unaudited financial statements for the three and nine months ended September 30, 2016 have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has suffered a loss from operations and has negative cash flows from operations, and in all likelihood will be required to make significant future expenditures in connection with marketing efforts along with general administrative expenses. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

NOTE 3: CONVERTIBLE NOTES PAYABLE –RELATED PARTY

September 30, 2016		December 31, 2015
Convertible Note A
Principal	$3,255	$3,255
Debt discount	$-	$(449)

Convertible Note B
Principal	$6,000	$6,000
Debt discount	$-	$(496)

Convertible Note C
Principal	$6,000	$6,000
Debt discount	$-	$(1,500)

Convertible Note D
Principal	$3,260	$3,260
Debt discount	$(652)	$(2,598)

Convertible Note E
Principal	$1,500	$1,500
Debt discount	$(529)	$(1,323)

Convertible Note F
Principal	$5,703	$-
Debt discount	$(2,535)	$-

Convertible Note G
Principal	$7,114	$-
Debt discount	$(5,335)	$-

Convertible Note I
Principal	$300	$-
Debt discount	$(189)	$-

Convertible Note J
Principal	$1,500	$-
Debt discount	$(1,171)	$-

Total convertible notes payable - non related party, net of debt discount	$24,221	$13,619

Convertible Note A:

On December 31, 2014 a related party loaned the Company $3,255. The note is interest free until June 30, 2015 after which time it’ll bear interest at 6%. The note is convertible at the option of the holder into shares of Original Source Music, Inc. common stock.  The number of issuable shares is equal to dividing the balance of the note by double the par value (currently $0.001). The note has a balance of $3,255 as of September 30, 2015 and matures on February 28, 2016. The Company assessed the embedded conversion feature and determined that the fair value of the underlying common stock at inception exceeded the conversion price of this note and accordingly recorded at beneficial conversion feature (capped at proceeds received) of $3,255. Such beneficial conversion feature is accounted for as a debt discount which is amortized to interest expense, using the straight line interest rate method, over the life of the note.

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

Convertible Note D:

On September 14, 2015 a related party loaned the Company $3,260. The note is interest free until June 30, 2016 after which time it’ll bear interest at 6%. The note is convertible at the option of the holder into shares of Original Source Music, Inc. common stock.  The number of issuable shares is equal to dividing the balance of the note by double the par value (currently $0.001). The note has a balance of $3,260 as of September 30, 2016 and matures on December 31, 2016. The Company assessed the embedded conversion feature and determined that the fair value of the underlying common stock at inception exceeded the conversion price of this note and accordingly recorded at beneficial conversion feature (capped at proceeds received) of $3,260. Such beneficial conversion feature is accounted for as a debt discount which is amortized to interest expense, using the straight line interest rate method, over the life of the note.

Convertible Note E:

On November 6, 2015 a related party loaned the Company $1,500. The note is interest free until December 31, 2016 after which time it bears interest at 6%. The note is convertible at the option of the holder into shares of original Source Music, Inc. common stock.  The number of issuable shares is equal to dividing the balance of the note by double the par value (currently $0.001). The note has a balance of $1,500 as of September 30, 2016 and matures on December 31, 2016.  The Company assessed the embedded conversion feature and determined that the fair value of the underlying common stock at inception exceeded the conversion price of this note and accordingly recorded a beneficial conversion feature (capped at proceeds received) of $1,500.  Such beneficial conversion feature is accounted for as a debt discount which is amortized to interest expense, using the straight line interest rate method, over the life of the note.

Convertible Note F:

On February 16, 2016 a related party loaned the Company $5,703. The note is interest free until December 31, 2016 after which time it bears interest at 6%. The note is convertible at the option of the holder into shares of original Source Music, Inc. common stock.  The number of issuable shares is equal to dividing the balance of the note by double the par value (currently $0.001). The note has a balance of $5,703 as ofSeptember30, 2016 and matures on March 31, 2017.  The Company assessed the embedded conversion feature and determined that the fair value of the underlying common stock at inception exceeded the conversion price of this note and accordingly recorded a beneficial conversion feature (capped at proceeds received) of $5,703.  Such beneficial conversion feature is accounted for as a debt discount which is amortized to interest expense, using the straight line interest rate method, over the life of the note.

Convertible Note G:

On May 6, 2016 a related party loaned the Company $7,114. The note is interest free until December 31, 2016 after which time it’ll bear interest at 6%. The note is convertible at the option of the holder into shares of Original Source Music, Inc. common stock.  The number of issuable shares is equal to dividing the balance of the note by double the par value (currently $0.001). The note has a balance of $7,114 as of September 30, 2016and matures on December 31, 2017. The Company assessed the embedded conversion feature and determined that the fair value of the underlying common stock at inception exceeded the conversion price of this note and accordingly recorded at beneficial conversion feature (capped at proceeds received) of $7,114. Such beneficial conversion feature is accounted for as a debt discount which is amortized to interest expense, using the straight line interest rate method, over the life of the note.

Convertible Note I:

On June 13, 2016 a related party loaned the Company $300. The note is interest free until December 31, 2016 after which time it bears interest at 6%. The note is convertible at the option of the holder into shares of original Source Music, Inc. common stock.  The number of issuable shares is equal to dividing the balance of the note by double the par value (currently $0.001). The note has a balance of $300 as of September 30, 2016 and matures on March 31, 2017.  The Company assessed the embedded conversion feature and determined that the fair value of the underlying common stock at inception exceeded the conversion price of this note and accordingly recorded a beneficial conversion feature (capped at proceeds received) of $300.  Such beneficial conversion feature is accounted for as a debt discount which is amortized to interest expense, using the straight line interest rate method, over the life of the note.

Convertible Note J:

On July 7, 2016 a related party loaned the Company $1,500. The note is interest free until June 30, 2017 after which time it bears interest at 6%. The note is convertible at the option of the holder into shares of original Source Music, Inc. common stock.  The number of issuable shares is equal to dividing the balance of the note by double the par value (currently $0.001). The note has a balance of $1,500 as of September 30, 2016 and matures on July 30, 2017.  The Company assessed the embedded conversion feature and determined that the fair value of the underlying common stock at inception exceeded the conversion price of this note and accordingly recorded a beneficial conversion feature (capped at proceeds received) of $1,500.  Such beneficial conversion feature is accounted for as a debt discount which is amortized to interest expense, using the straight line interest rate method, over the life of the note.

NOTE 4: SUBSEQUENT EVENTS

In accordance with ASC 855-10, "Subsequent Events" the Company has analyzed its operations subsequent to September 30, 2016 to the date these financial statements were available to be issued and has determined that it does not have any material subsequent events to disclose in these financial statements other than as disclosed above.

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

Our critical accounting policies are described in our Annual Report on Form 10-K for the year ended December 31, 2015.  There have been no material changes to our critical accounting policies as of and for the three months ended September 30, 2016.

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

Capital and Sources of Liquidity

We have $576 in cash as of September 30, 2016.  Based on our current income and expenses, we estimate that we will require an annual average of $32,000 in capital to continue operations.  With our current cash supply, we do not have sufficient funds to continue operations.  We have access to funding of up to $96,000 through related party loans, and utilizing current estimates.  These loans are not guaranteed.  We have no guarantee that we will generate sufficient revenues to continue operations beyond that estimate.

For the nine months ended September 30, 2016, we recorded a net loss of $24,043.  We had a positive adjustment of $13,102 due to the amortization of debt discount and $764 due to accrued interest to a related party.  We had a negative change of $5,702 due to accrued expenses.  As a result, we had net cash used in operating activities of $15,879 for the nine months ended September 30, 2016.

For the nine months ended September 30, 2015, we recorded a net loss of $21,706.  We had a positive adjustment of $9,273 due to the amortization of debt discount and $169 due to accrued interest to a related party. We had a negative change of $3,000 due to accrued expenses.  As a result, we had net cash used in operating activities of $15,264 for the nine months ended September 30, 2015.

For the nine months ended September 30, 2016 and 2015, we did not pursue any investing activities.

For the nine months ended September 30, 2016, we received $17,117 from an advance under convertible notes payable from a related party. For the nine months ended September 30, 2016, we spent $2,500 on the repayment of Note H, resulting in net cash provided by financing activities of $14,617 for the period.

For the nine months ended September 30, 2015, we received $15,260 from an advance under convertible notes payable from a related party, resulting in net cash provided by financing activities of $15,260 for the period.

Results of Operations

For the three months ended September 30, 2016, we recorded revenues of $50.  We incurred general and administrative expenses of $951 and professional fees of $1,800.  We had interest expense to a related party of $6,177.  As a result, we had net loss of $8,878 for the three months ended September 30, 2016.

Comparatively, for the three months ended September 30, 2015, we recorded revenues of $48.  We incurred general and administrative expenses of $979 and professional fees of $2,500.  We had interest expense to a related party of $4,046.  As a result, we had net loss of $7,477 for the three months ended September 30, 2015.

The $1,401 difference between the net loss for the three months ended September 30, 2016 compared to the three months ended September 30, 2015 is primarily the result of an increased interest expense to a related party.  This expense was incurred as part of our fundraising efforts.

For the nine months ended September 30, 2016, we recorded revenues of $244.  We paid general and administrative expenses of $1,206 and professional fees of $9,215.  We had interest expense to a related party of $13,866.  As a result, we had net loss of $24,043 for the nine months ended September 30, 2016.

Comparatively, for the nine months ended September 30, 2015, we recorded revenues of $461.  We paid general and administrative expenses of $1,226 and professional fees of $11,500.  We had interest expense to a related party of $9,441.  As a result, we had net loss of $21,706 for the nine months ended September 30, 2015.

The $2,337 difference between the net loss for the nine months ended September 30, 2016 compared to the net loss for the nine months ended September 30, 2015 is a result of the increased interest expenses paid to a related party during the nine months ended September 30, 2015.  This expense was incurred as part of our fundraising efforts.

Off-Balance Sheet Arrangements

The registrant had no material off-balance sheet arrangements as of September 30, 2016.

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

Under the supervision and with the participation of our CEO and CFO, or the persons performing similar functions, our management has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report. Based on that evaluation, our CEO and CFO, or the persons performing similar functions, concluded that our disclosure controls and procedures were not effective as of September 30, 2016.

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

Dated: November 21, 2016

ORIGINAL SOURCE MUSIC, INC.

By:     /s/Lecia L. Walker

Lecia L. Walker

Chief Executive Officer, Chief Financial Officer