Form 10-K
period 2016-12-31
Original Source Music, Inc.
filed 2017-04-28
CIK 1639836

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Securities registered pursuant to Section 12(g) of the Act:  $0.001 par value

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. The number of shares outstanding of the registrant's only class of common stock, as of April 28, 2017 was 5,073,000 shares.

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

The spin-off is being done in connection with a change of control of Original Source Entertainment.  Under the terms of the spin-off, the registrant’s common shares, par value $0.001 per share, will be distributed on a pro-rata basis to each holder of Original Source Entrainment’s common shares on the record date without any consideration or action on the part of such holders, and the holders of Original Source Entertainment's common shares as of the record date will become owners of 100 percent of our common shares.  The spin-off will be consummated only upon the satisfactory resolution of all comments from the Securities and Exchange Commission to the registration statement on Form 10 and upon its effectiveness.  The common shares to be transferred upon completion of the Form 10 to the former shareholders of Original Source Entertainment prior to the change of control are being held in escrow with J.M. Walker & Associates, Attorneys At Law.

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

We focus on the source music niche of music licensing, but provide music for background, and transitional uses as well. The source music niche is music that is coming from a source in the production and is heard by the characters in the production; such as music being played in a coffee house that the characters are in, or music being played on a radio in the production.  Currently the registrant has more than 1,100 songs available for licensing, and is in the process of signing additional songs to be added to the catalog that will soon be made available for television and film applications. All genres of music are considered for addition to our catalog with a focus on vocal tracks. Signing new songs is a process that involves artist relations such as discussing the contract with the artist, and familiarizing the artist with royalties, performing rights organizations, and rights to their art. It also involves reviewing the songs submitted by the artist, deciding which songs to contract, making a contract offer to the artist, preparing, sending & signing the contracts, obtaining specific descriptions and details of the songs from the artists, converting the songs into a variety of digital formats and cataloguing the songs with the appropriate performing rights organization and the registrant's music catalog.

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

b)  Holders.  At April 27, 2017, there were approximately 34 shareholders of the registrant.

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

Capital and Sources of Liquidity

For the year ended December 31, 2016, we had a net loss of $34,507.  We had a positive adjustment of $17,004 for an amortization of debt discount on related party notes, and a negative adjustment of $1,172 for interest expense discharged to paid in capital.  We had a negative change of $5,702 for accounts payable and accrued expenses.  As a result, we had net cash used in operating activities of $22,033 for the year ended December 31, 2016.

For the year ended December 31, 2015, we had a net loss of $31,948.  We made an adjustment of $13,619 for the amortization of debt discount, 2,802 for accrued expenses and $400 for interest expense discharged to paid in capital.  As a result, we had net cash used in operating activities of $15,127 for the year ended December 31, 2015.

For the years ended December 31, 2016 and 2015, we did not pursue any investing activities.

For the year ended December 31, 2016, we received $17,117 from an advance on convertible notes payable from related parties and received $6,420 from related party notes payable.  We spent $2,500 on the payment of notes.  As a result, we had net cash provided by financing activities of $21,037 for the year ended December 31, 2016.

For the year ended December 31, 2015, we received $16,760 from an advance on convertible notes payable from related parties.  As a result, we had net cash provided by financing activities of $16,760 for the period.

Results of Operations

For the year ended December 31, 2016, we recorded revenues of $383.  We paid general and administrative expenses of $1,383 and professional fees of $15,331.  We paid interest expenses to a related party of $18,176.  As a result, we recorded a net loss of $34,507 for the year ended December 31, 2016.

For the year ended December 31, 2015, we recorded revenues of $742.  We paid general and administrative expenses of $1,370 and professional fees of $17,302.  We paid interest expenses to a related party of $14,018.  As a result, we recorded a net loss of $31,948 for the year ended December 31, 2015.

The $2,361 difference in net loss between the years ended December 31, 2016 and 2015 is due to reduced professional fees and a gain on the extinguishment of debt during the year ended December 31, 2016.

Off-Balance Sheet Arrangements

The registrant had no material off-balance sheet arrangements as of December 31, 2016.

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

Original Source Music, Inc.

Index to

Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Original Source Music, Inc.

Littleton, Colorado

We have audited the accompanying balance sheet Original Source Music, Inc.as of December 31, 2016 and 2015 and the related statements of operations, stockholders’ equity/ (deficit) and cash flows for the years then ended December 31, 2015. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Original Source Music, Inc. as of December 31, 2016 and 2015 and the results of its operations and cash flows for the years ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Pritchett, Siler & Hardy, P.C

Pritchett, Siler & Hardy, P.C

Salt Lake City, Utah 84111

April 26, 2017

ORIGINAL SOURCE MUSIC, INC.

Balance Sheets

December 31, 2016 and 2015

	December 31, 2016	December 31, 2015
ASSETS
Current Assets
Cash	$ 842	$ 1,838
Total Current Assets	842	1,838
TOTAL ASSETS	$ 842	$ 1,838

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accrued liabilities and accounts payable	$ 100	$ 5,802
Accrued interest	-	400
Convertible notes payable-related party, net of debt
discount of $6,446 and $6,366 respectively	8,171	13,619
Total Current Liabilities	8,271	19,821
Long-Term Liabilities
Notes payable-related party	26,435	-
Total Long-Term Liabilities	26,435	-
Total Liabilities	34,706	19,821
Stockholders’ Deficit	-	-
Preferred stock, $0.001 par value; 5,000,000 shares
authorized; none issued and outstanding
Common stock, $0.001 par value; 45,000,000 shares	5,073	5,073
Authorized 5,073,000 shares issued and outstanding
Common stock payable 90,000 shares	90	-
Additional Paid-In Capital	36,980	18,444
Accumulated Deficit	(76,007)	(41,500)
Total Stockholders' Deficit	(33,864)	(17,983)
TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	$ 842	$ 1,838

The accompanying notes are an integral part of these audited, financial statements.

ORIGINAL SOURCE MUSIC, INC.

Statements of Operations

For the years ended December 31, 2016 and 2015

	Year Ended Dec.31, 2016	Year Ended Dec.31, 2015

Revenue	$ 383	$ 742

Operating Expenses:
General and administrative	1,383	1,370
Professional fees	15,331	17,302

Total Operating Expenses	16,714	18,672
Income (Loss) from Operations	(16,331)	(17,930)

		-
Interest (Expense) to a related party	(18,176)	(14,018)

Income (Loss) before Provision for Income Taxes	(34,507)	(31,948)
Income Tax Provision	-	-

Net Income (Loss)	$ (34,507)	$ (31,948)

Net loss per common share basic and diluted	$ (0.00)*	$ (0.00)*

Weighted average number of common shares
Outstanding- Basic and diluted	5,073,000	5,073,000

* denotes a (loss) or income of less than $0.01 per share.

The accompanying notes are an integral part of these financial statements.

ORIGINAL SOURCE MUSIC, INC.

Statement of Changes in Shareholders' Deficit

	Shares	Amount ($0.001 Par)	Common stock Payable	Common stock Payable	Paid-In Capital	Accumulated	Stockholders’
	(1)	(1)	(shares)	(par)	(1)	Deficit	Deficit
Balances at December 31, 2013	5,073,000	$5,073			$(2,523)	$(3,064)	$(514)

Capital contribution from	-	-			952	-	952
shareholder

Beneficial conversion feature on
loan payable-related party	-	-			3,255	-	3,255

Net income (loss) for the year	-	-			-	(6,488)	(6,488)

Balances at December 31, 2014	5,073,000	5,073			1,684	(9,552)	$ (2,795)

Beneficial conversion feature on	-	-			16,760	-	16,760
notes payable-related party

Net income (loss) for the year	-	-			-	(31,948)	(31,948)

Balances at December 31, 2015	5,073,000	5,073			18,444	(41,500)	(17,983)

Common Stock Payable- for extinguishment of debt	-	-	90,000	90	(90)		-
Forgiveness of related party interest on loan					1,509	-	1,509
Beneficial conversion feature on					17,117	-	17,117
notes payable-related party
						(34,507)	(34,507)
Net income (loss) for the year
Balances at December 31, 2016	5,073,000	$5,073	90,000	$90	$36,980	$(76,007)	$(33,864)

(1)

As retrospectively restated for the 1:50,730 forward split completed effective March 9, 2015

The accompanying notes are an integral part of these financial statements.

ORIGINAL SOURCE MUSIC, INC.

Statements of Cash Flows

For the years ended December 31, 2016 and 2014

	Year Ended December 31, 2016		Year Ended December 31, 2015

Operating Activities:
Net Income (Loss)	$(34,507)		$(31,948)
Adjustments to reconcile net Income (Loss) to net cash used in operating activities:
Amortization of debt discount on related party notes	17,004		13,619
Interest expense discharged to paid in capital	1,172		400
Changes in operating assets and liabilities:

Accounts payable and accrued expenses	(5,702)		2,802
Net Cash (Used in) Provided by Operating Activities	(22,033)		(15,127)

Investing Activities:

Net Cash Used in Investing Activities	-		-

Financing Activities:		﷐
Advances under convertible notes payable		﷐
-related party	17,117	﷐	16,760
Proceeds from notes payable-related party	6,420	﷐	-
Note payment	(2,500)	﷐	-
		﷐
Net Cash Provided by Financing Activities	21,037	﷐	16,760

Net Change in Cash	(996)		1,633
Cash - Beginning of Period	1,838		205
Cash - End of Period	$ 842		$ 1,838

Supplemental cash flow information:
Cash paid for:
Interest	$ -		$ -
Taxes	$ -		$ -

Non-Cash Activities Beneficial conversion feature	$ -		$ -
Convertible debt related party exchanged for non-convertible debt-related party	$ 20,015		$ -
Related-party interest forgiven to paid in-capital	$ 1,509		$ -

The accompanying notes are an integral part of these audited financial statements.

ORIGINAL SOURCE MUSIC, INC.

NOTES TO THE AUDITED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

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

Income tax

The Company accounts for income taxes pursuant to ASC 740. Under ASC 740 deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss carry forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. The Company had no known material tax assets or liabilities as of December 31, 2016 or December 31, 2015.

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

Advertising costs

Advertising costs are expensed as incurred. The Company incurred no advertising costs during the years ended December 31, 2016 or 2015.

Basic and Diluted Earnings (Loss) Per Share

The Company computes earnings (loss) per share in accordance with ASC 260-10-45 “Earnings per Share”, which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic earnings (loss) per share is computed by dividing net earnings (loss) available to common stockholders by the weighted average number of outstanding common shares during the period.  Diluted earnings (loss) per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive earnings (loss) per share excludes all potential common shares if their effect is anti-dilutive.  During the years ended December 31, 2016, and 2015 the Company had certain potentially dilutive convertible notes payable related party issued and outstanding.  However, the shares potentially issuable under these notes have been excluded from the calculation of loss per share as the inclusion of such shares would have been anti-dilutive as the Company recognized a loss during the years ended December 31, 2016.

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

During the year, certain convertible notes were discharged and replaced with non-convertible debt. The debt holders received 90,000 shares deemed to have nominal value as an incentive to replace the terms of the debt and to forgive the interest accrued to date. Accordingly, the debt modification was deemed to be extinguishment of debt and the gain on extinguishment was netted against the financing cost arising from the amortization of remaining debt discount and classified as a component of interest expense.

Recent Accounting Pronouncements

We have reviewed all the recently issued, but not yet effective, accounting pronouncements and we do not believe any of these pronouncements will have a material impact on the Company

NOTE 2: GOING CONCERN

The unaudited financial statements for the years ended December 31, 2016 and 2015 have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has suffered a loss from operations and has negative cash flows from operations, and in all likelihood will be required to make significant future expenditures in connection with marketing efforts along with general administrative expenses. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

NOTE 3: CONVERTIBLE NOTES PAYABLE –RELATED PARTY

	December 31, 2016	December 31, 2015
Convertible Note A
Principal	$ -	$ 3,255
Debt discount	$ -	$ (449)
Convertible Note B
Principal	$ -	$ 6,000
Debt discount	$ -	$ (496)
Convertible Note C
Principal	$ -	$ 6,000
Debt discount	$ -	$ (1,500)
Convertible Note D
Principal	$ -	$ 3,260
Debt discount	$ -	$ (2,598)
Convertible Note E
Principal	$ -	$ 1,500
Debt discount	$ -	$ (1,320)
Convertible Note F
Principal	$ 5,703	$ -
Debt discount	$ (1,267)	$ -
Convertible Note G
Principal	$ 7,114	$ -
Debt discount	$ (4,269)	$ -
Convertible Note I
Principal	$ 300	$ -
Debt discount	$ (95)	$ -
Convertible Note J
Principal	$ 1,500	$ -
Debt discount	$ (815)	$ -
Total convertible notes payable
Related party, net of debt discount	$ 8,171	$ 13,619

Convertible Note A:

On December 31, 2014, a related party loaned the Company $3,255. The note was interest free until June 30, 2015 after which time it’ll bear interest at 6%. The note is convertible at the option of the holder into shares of Original Source Music, Inc. common stock.  The number of issuable shares is equal to dividing the balance of the note by double the par value (currently $0.001). The note had a balance of $3,255 and matured on February 28, 2016. The Company assessed the embedded conversion feature and determined that the fair value of the underlying common stock at inception exceeded the conversion price of this note and accordingly recorded at beneficial conversion feature (capped at proceeds received) of $3,255. Such beneficial conversion feature was accounted for as a debt discount which is amortized to interest expense, using the straight line interest rate method, over the life of the note.

On December 31, 2016, the principle balance was cancelled and replaced by Note M, the accrued interest was forgiven. All unamortized debt discount at the time of extinguishment got amortized to Interest expense in the year discharged.

Convertible Note B:

On January 21, 2015, a related party loaned the Company $6,000. The note was interest free until June 30, 2015 after which time it bore interest at 6%. The note was convertible at the option of the holder into shares of Original Source Music, Inc. common stock.  The number of issuable shares is equal to dividing the balance of the note by double the par value (currently $0.001). The note has a balance of $6,000  and matured on January 30, 2016.  The Company assessed the embedded conversion feature and determined that the fair value of the underlying common stock at inception exceeded the conversion price of this note and accordingly recorded a beneficial conversion feature (capped at proceeds received) of $6,000.  Such beneficial conversion feature was accounted for as a debt discount which is amortized to interest expense, using the straight line interest rate method, over the life of the note.

On December 31, 2016, the principle balance was cancelled and replaced by Note M, the accrued interest was forgiven. All unamortized debt discount at the time of extinguishment got amortized to interest expense in the year discharged.

Convertible Note C:

On March 30, 2015, a related party loaned the Company $6,000. The note was interest free until August 31, 2015 after which time it bore interest at 6%. The note was convertible at the option of the holder into shares of Original Source Music, Inc. common stock.  The number of issuable shares is equal to dividing the balance of the note by double the par value (currently $0.001). The note had a balance of $6,000 and matured on March 30, 2016.  The Company assessed the embedded conversion feature and determined that the fair value of the underlying common stock at inception exceeded the conversion price of this note and accordingly recorded a beneficial conversion feature (capped at proceeds received) of $6,000.  Such beneficial conversion feature was accounted for as a debt discount which is amortized to interest expense, using the straight line interest rate method, over the life of the note.

On December 31, 2016, the principle balance was cancelled and replaced by Note N, the accrued interest was forgiven. All unamortized debt discount at the time of extinguishment got amortized to interest expense in the year discharged.

All accrued interest forgiven was charged as an offset to interest expense.

Convertible Note D:

On September 14, 2015, a related party loaned the Company $3,260. The note was interest free until June 30, 2016 after which time it bore interest at 6%. The note was convertible at the option of the holder into shares of Original Source Music, Inc. common stock.  The number of issuable shares is equal to dividing the balance of the note by double the par value (currently $0.001). The note had a balance of $3,260 as of December31, 2016 and matured on December 31, 2016. The Company assessed the embedded conversion feature and determined that the fair value of the underlying common stock at inception exceeded the conversion price of this note and accordingly recorded a beneficial conversion feature (capped at proceeds received) of $3,260. Such beneficial conversion feature is accounted for as a debt discount which was amortized to interest expense, using the straight line interest rate method, over the life of the note.

On December 31, 2016, the principle balance was cancelled and replaced by Note M, and the accrued interest was forgiven. All unamortized debt discount at the time of extinguishment got amortized to interest expense in the year discharged.

Convertible Note E:

On November 6, 2015, a related party loaned the Company $1,500. The note was interest free until December 31, 2016 after which time it bore interest at 6%. The note was convertible at the option of the holder into shares of Original Source Music, Inc. common stock.  The number of issuable shares is equal to dividing the balance of the note by double the par value (currently $0.001). The note had a balance of $1,500 as of December31, 2016 and matured on December 31, 2016.  The Company assessed the embedded conversion feature and determined that the fair value of the underlying common stock at inception exceeded the conversion price of this note and accordingly recorded a beneficial conversion feature (capped at proceeds received) of $1,500.  Such beneficial conversion feature is accounted for as a debt discount which is amortized to interest expense, using the straight line interest rate method, over the life of the note.

On December 31, 2016, the principle balance was cancelled and replaced by Note N, and the accrued interest was forgiven. All unamortized debt discount at the time of extinguishment got amortized to interest expense in the year discharged.

Convertible Note F:

On February 16, 2016, a related party loaned the Company $5,703. The note was interest free until December 31, 2016 after which time it bore interest at 6%. The note was convertible at the option of the holder into shares of Original Source Music, Inc. common stock.  The number of issuable shares is equal to dividing the balance of the note by double the par value (currently $0.001). The note had a balance of $5,703 as of December31, 2016 and matures on March 31, 2017.  The Company assessed the embedded conversion feature and determined that the fair value of the underlying common stock at inception exceeded the conversion price of this note and accordingly recorded a beneficial conversion feature (capped at proceeds received) of $5,703.  Such beneficial conversion feature is accounted for as a debt discount which is amortized to interest expense, using the straight line interest rate method, over the life of the note.

Convertible Note G:

On May 6, 2016, a related party loaned the Company $7,114. The note is interest free until December 31, 2016 after which time it’ll bear interest at 6%. The note is convertible at the option of the holder into shares of Original Source Music, Inc. common stock.  The number of issuable shares is equal to dividing the balance of the note by double the par value (currently $0.001). The note has a balance of $7,114 as of December31, 2016 and matures on December 31, 2017. The Company assessed the embedded conversion feature and determined that the fair value of the underlying common stock at inception exceeded the conversion price of this note and accordingly recorded at beneficial conversion feature (capped at proceeds received) of $7,114. Such beneficial conversion feature is accounted for as a debt discount which is amortized to interest expense, using the straight line interest rate method, over the life of the note.

Convertible Note H:

On May 20, 2016, a related party loaned the Company $2,500. The note was interest free until December 31, 2016 after which time it bears interest at 6%. The note is convertible at the option of the holder into shares of Original Source Music, Inc. common stock.  The number of issuable shares is equal to dividing the balance of the note by double the par value (currently $0.001). The note was paid in full on August 1, 2016. The Company assessed the embedded conversion feature and determined that the fair value of the underlying common stock at inception exceeded the conversion price of this note and accordingly recorded a beneficial conversion feature (capped at proceeds received) of $2,500.  Such beneficial conversion feature is accounted for as a debt discount which is amortized to interest expense, using the straight line interest rate method, over the life of the note. This note was repaid during the year, and accordingly any remaining unamortized debt discount was charged to interest expense.

Convertible Note I:

On June 13, 2016, a related party loaned the Company $300. The note is interest free until December 31, 2016 after which time it bears interest at 6%. The note is convertible at the option of the holder into shares of Original Source Music, Inc. common stock.  The number of issuable shares is equal to dividing the balance of the note by double the par value (currently $0.001). The note has a balance of $300 as of December31, 2016 and matures on March 31, 2017.  The Company assessed the embedded conversion feature and determined that the fair value of the underlying common stock at inception exceeded the conversion price of this note and accordingly recorded a beneficial conversion feature (capped at proceeds received) of $300.  Such beneficial conversion feature is accounted for as a debt discount which is amortized to interest expense, using the straight line interest rate method, over the life of the note.

Convertible Note J:

On July 7, 2016, a related party loaned the Company $1,500. The note is interest free until December 31, 2016 after which time it bears interest at 6%. The note is convertible at the option of the holder into shares of Original Source Music, Inc. common stock.  The number of issuable shares is equal to dividing the balance of the note by double the par value (currently $0.001). The note has a balance of $1,500 as of December31, 2016 and matures on March 31, 2017.  The Company assessed the embedded conversion feature and determined that the fair value of the underlying common stock at inception exceeded the conversion price of this note and accordingly recorded a beneficial conversion feature (capped at proceeds received) of $1,500.  Such beneficial conversion feature is accounted for as a debt discount which is amortized to interest expense, using the straight line interest rate method, over the life of the note.

NOTE 4: PROMISSORY NOTES PAYABLE- RELATED PARTY

Note K:

On December 31, 2016, a related party loaned the Company $4,920. The note is interest free until December 31, 2017 after which time it’ll bear interest at 6%. The note matures on December 31, 2018 and requires no periodic payment until maturity.

Note L:

On December 31, 2016, a related party loaned the Company $1,500. The note is interest free until December 31, 2018 after which time it’ll bear interest at 6%. The note matures on December 31, 2018 and requires no periodic payment until maturity.

Note M:

On December 31, 2016 Convertible Promissory Note A in the amount of $3,255 dated 12/31/14 and, Convertible Promissory Note B in the amount of $6,000 dated 1/21/15 and Convertible Promissory Note D in the amount of $3,260 dated 9/14/15, were cancelled and a new single note was issued to replace the three promissory notes in the amount of $12,515. The new note is payable to a related party, Venture Vest Capital and is due on or before December 31, 2018. The note is interest free until December 31, 2017 after which time it shall bear interest at the rate of 6% per annum and requires no periodic payment until maturity. 50,000 shares of the authorized but unissued common stock of the corporation will be issued to Venture Vest capital within 30 days of the signing of the promissory note valued at par.

Note N:

On December 31, 2016, Convertible Promissory Note C in the amount of $6,000 dated 3/20/15 and, Convertible Promissory Note E in the amount of $1,500 dated 11/6/15, were cancelled and a new single note was issued to replace the two promissory notes in the amount of $7,500. The new note is payable to Terayco Enterprises Ltd. , a related party and is due on or before December 31, 2018. The note is interest free until December 31, 2017 after which time it shall bear interest at the rate of 6% per annum and requires no periodic payment until maturity. 40,000 shares of the authorized but unissued common stock of the corporation will be issued to Terayco Enterprises within 30 days of the signing of the promissory note valued at par.

NOTE 5: INCOME TAXES

As of December 31, 2015, the Company had net operating loss carry forwards of $41,500 that may be available to reduce future years’ taxable income through 2035. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

	Year Ended December 31, 2016	Year Ended December 31, 2015
Federal income tax benefit attributable to:
Current Operations	$(11,732)	$(10,862)
Less: change in valuation allowance	11732	10,862
Net provision for Federal income taxes	$ -	$ -

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	December 31, 2016	December 31, 2015
Deferred tax asset attributable to:
Net operating loss carryover	$ 25,842	$ 14,110
Less: valuation allowance	(25,842)	(14,110)
Net deferred tax asset	$ -	$ -

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $76,000 as of December 31, 2016 for Federal income tax reporting purposes are subject to annual limitations should a change in ownership occur.

NOTE 6: SUBSEQUENT EVENTS

In accordance with ASC 855-10, "Subsequent Events" the Company has analyzed its operations subsequent to December31, 2016 to the date these financial statements were available to be issued and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Under the supervision and with the participation of our CEO and CFO, or the persons performing similar functions, our management has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report.  Based on that evaluation, our CEO and CFO, or the persons performing similar functions, concluded that our disclosure controls and procedures were effective as of December 31, 2016.

Management’s Annual Report on Internal Control over Financial Reporting:

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act, for the Company. Our internal control over financial reporting is the process designed by and under the supervision of our CEO and CFO, or the persons performing similar functions, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external reporting in accordance with accounting principles generally accepted in the United States of America.  Management has determined that our internal control over financial reporting was not effective as of December 31, 2016.

Management recognizes that there are inherent limitations in the effectiveness of any system of internal control, and accordingly, even effective internal control can provide only reasonable assurance with respect to financial statement preparation and may not prevent or detect material misstatements. In addition, effective internal control at a point in time may become ineffective in future periods because of changes in conditions or due to deterioration in the degree of compliance with our established policies and procedures.

Management has evaluated the effectiveness of our internal control over financial reporting using the criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.  We were not required to have, nor have we, engaged our independent registered public accounting firm to perform an audit of internal control over financial reporting pursuant to the rules of the Commission that permit us to provide only management’s report in this annual report.

Evaluation of Changes in Internal Control over Financial Reporting:

Under the supervision and with the participation of our CEO and CFO, or those persons performing similar functions, our management has evaluated changes in our internal controls over financial reporting that occurred during the year ended December 31, 2016.  Based on that evaluation, our CEO and CFO, or those persons performing similar functions, did not identify any change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Our directors and executive officers and their ages as of April 27, 2017 are as follows:

Name	Age	Position
Lecia L. Walker	48	President, Director
E. Lynn Atwood	70	Secretary, Director

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

The following table sets forth, as of April 27, 2017, the number and percentage of outstanding shares of the registrant’s common stock owned by (i) each person known to us to beneficially own more than 5% of its outstanding common stock, (ii) each director, (iii) each named executive officer, and (iv) all officers and directors as a group.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Promissory Notes Payable – Related Party

On December 31, 2016, a related party loaned the Company $4,920. The note is interest free until December 31, 2017 after which time it will bear interest at 6%. The note matures on December 31, 2018 and requires no periodic payment until maturity.

On December 31, 2016, a related party loaned the Company $1,500. The note is interest free until December 31, 2018 after which time it will bear interest at 6%. The note matures on December 31, 2018 and requires no periodic payment until maturity.

On December 31, 2016, Convertible Promissory Note A in the amount of $3,255 dated 12/31/14 and, Convertible Promissory Note B in the amount of $6,000 dated 1/21/15 and Convertible Promissory Note D in the amount of $3,260 dated 9/14/15, were cancelled and a new single note was issued to replace the three promissory notes in the amount of $12,515. The new note is payable to a related party, Venture Vest Capital and is due on or before December 31, 2018. The note is interest free until December 31, 2017 after which time it shall bear interest at the rate of 6% per annum and requires no periodic payment until maturity. 50,000 shares of the authorized but unissued common stock of the corporation will be issued to Venture Vest capital within 30 days of the signing of the promissory note valued at par.

On December 31, 2016, Convertible Promissory Note C in the amount of $6,000 dated 3/20/15 and, Convertible Promissory Note E in the amount of $1,500 dated 11/6/15, were cancelled and a new single note was issued to replace the two promissory notes in the amount of $7,500. The new note is payable to Terayco Enterprises Ltd., a related party and is due on or before December 31, 2018. The note is interest free until December 31, 2017 after which time it shall bear interest at the rate of 6% per annum and requires no periodic payment until maturity. 40,000 shares of the authorized but unissued common stock of the corporation will be issued to Terayco Enterprises within 30 days of the signing of the promissory note valued at par.

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

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

We have incurred fees and expenses from Pritchett, Siler & Hardy, P.C. of $3,350 for the 2015 fiscal years and $3,350 for the 2016 fiscal year.  Fees included work completed for our annual audit and for the review of our financial statements included in our Form 10.

Tax Fees

We have not incurred fees and expenses for the 2016 and 2015 fiscal years for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Board of Directors, acting as the Audit Committee considered whether, and determined that, the auditor's provision of non-audit services was compatible with maintaining the auditor's independence.  All of the services described above for fiscal years 2016 and 2015 were approved by the Board of Directors pursuant to its policies and procedures.  We intend to continue using Pritchett, Siler & Hardy, P.C. solely for audit and audit-related services.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)  List of Financial statements included in Part II hereof

Report of Independent Registered Public Accounting Firm

Balance Sheet:

  December 31, 2016 and 2015

Statements of Operations:

  For the years ended December 31, 2016 and 2015

Statements of Changes in Shareholders’ Equity

  For the years ended December 31, 2016 and 2015

Statements of Cash Flows:

  For the years ended December 31, 2016 and 2015

Notes to Financial Statements

  For the years ended December 31, 2016 and 2015

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

Dated: April 28, 2017

/s/Lecia L. Walker

By:  Lecia L. Walker, Chief Executive Officer, Chief Financial Officer and President

In accordance with the requirements of the Securities Exchange Act of 1934, as amendment, this report has been signed by the following persons in the capacities and on the dates stated.

Original Source Music, Inc.

(Registrant)

By: /s/Lecia L. Walker

Dated: April 28, 2017

          Lecia L. Walker

          Chief Executive Officer, Chief Financial Officer, President and Director

By: /s/E. Lynn Atwood

Dated: April 28, 2017

          E. Lynn Atwood

          Secretary and Director