Form 10-Q
period 2017-03-31
Original Source Music, Inc.
filed 2017-05-15
CIK 1639836

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2017

 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission file number: 333-133961

ORIGINAL SOURCE MUSIC, INC.

 (Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	20-8594615 (I.R.S. Employer Identification No.)

8201 South Santa Fe Drive #229, Littleton, Colorado 80120
(Address of principal executive offices) (Zip Code)

(303) 495-3728
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☑   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☐   No ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐   No ☑

APPLICABLE TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of May 8, 2017
Common Stock, $0.001	5,163,000

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Original Source Music, Inc.

Condensed Consolidated Balance Sheets

As of March 31, 2017, and December 31, 2016

 (Unaudited)

	March 31, 2017	December 31, 2016
Assets
Current assets
Cash and cash equivalents	$888	$842
Total current assets	888	842
Total assets	$888	$842

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable and accrued liabilities	$1,400	$100
Convertible notes payable, related parties, net of debt discount of $3,661 and 6,446, respectively	10,956	8,171
Total current liabilities	12,356	8,271
Notes payable, related parties	29,035	26,435
Total liabilities	41,391	34,706

Stockholders’ Deficit
Preferred stock, $0.001 par value; 5,000,000 shares authorized; none issued and outstanding	–	–
Common stock, $0.001 par value; 45,000,000 shares authorized; 5,163,000 and 5,073,000 shares issued and outstanding, respectively	5,163	5,073
Common stock payable	–	90
Additional paid-in capital	36,980	36,980
Accumulated deficit	(82,646)	(76,007)
Total Stockholders’ Deficit	(40,503)	(33,864)
Total Liabilities and Stockholders’ Deficit	$888	$842

See accompanying notes to unaudited condensed consolidated financial statements

Original Source Music, Inc.

Condensed Consolidated Statements of Operations

For the three months ended March 31, 2017 and 2016

(Unaudited)

	For the three months ended March 31,
	2017		2016

Revenue	$121		$102

Operating expenses:
General and administrative	175		125
Professional fees	3,800		300
Total operating expenses	3,975		425

Loss from operations	(3,854)		(323)

Interest expense, related parties	(2,785)		(4,250)

Loss before income taxes	(6,639)		(4,573)

Provision for income taxes	–		–

Net loss	$(6,639)		$(4,573)

Net Loss per common share
Basic and diluted	$(0.00)	*	$(0.00)	*

Weighted average shares outstanding
Basic and diluted	5,133,000		5,073,000

*denotes net loss per common share of less than $0.01 per share.

See accompanying notes to unaudited condensed consolidated financial statements

Original Source Music, Inc.

Condensed Consolidated Statements of Cash Flows

For the three months ended March 31, 2017 and 2016

(Unaudited)

	For the three months ended March 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(6,639)	$(4,573)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	2,785	4,015
Accrued interest to related parties	–	235
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	1,300	(5,402)
Net cash used in operating activities	(2,554)	(5,725)

Cash flows from investing activities:
Net cash provided by (used in) investing activities	–	–

Cash flows from financing activities:
Proceeds from issuance of convertible notes payable, related parties	–	5,703
Proceeds from issuance of notes payable, related party	2,600	–
Net cash provided by financing activities	11,370	5703

Net increase (decrease) in cash and cash equivalents	46	(22)

Cash and cash equivalents at beginning of period	842	1,838

Cash and cash equivalents at end of period	$888	$1,816

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$–	$–
Cash paid during the period for income taxes	$–	$–

Supplemental schedule of non-cash financing activities:
Beneficial conversion feature	$–	$5,703

See accompanying notes to unaudited condensed consolidated financial statements

Original Source Music, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

March 31, 2017

Note 1 — Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, these condensed consolidated financial statements do not include all of the information and footnotes required for audited annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to make the condensed consolidated financial statements not misleading have been included. The balance sheet at December 31, 2016, has been derived from the Company’s audited consolidated financial statements as of that date.

The unaudited condensed consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and the notes thereto that are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, that was filed with the SEC on April 28, 2017. The results of operations for the three months ended March 31, 2017, are not necessarily indicative of the results to be expected for the full year.

Note 2 — Going Concern

The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. The Company has suffered a loss from operations and has negative cash flows from operations, and in all likelihood will be required to make significant future expenditures in connection with marketing efforts along with general administrative expenses. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

Note 3 — Summary of Significant Accounting Policies

The significant accounting policies followed by the Company for interim reporting are consistent with those included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. There were no material changes to our significant accounting policies during the interim period ended March 31, 2017.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued guidance to clarify the principles for recognizing revenue. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance provides a comprehensive framework for revenue recognition that supersedes current general revenue guidance and most industry-specific guidance. In addition, the guidance requires improved disclosures to help users of financial statements better understand the nature, amount, timing, and uncertainty of revenue that is recognized. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. Early adoption is permitted. However, entities reporting under U.S. GAAP are not permitted to adopt the standard earlier than the original effective date of December 15, 2016. An entity should apply the guidance either retrospectively to each prior reporting period presented or retrospectively with the cumulative adjustment at the date of the initial application. The Company is currently in the process of evaluating the impact of adoption of the new accounting guidance on its consolidated financial statements and has not determined the impact of adoption on its consolidated financial statements.

Note 4 — Convertible Notes Payable – Related Parties

	March 31, 2017	December 31, 2016
Convertible Note F
Principal	$5,703	$5,703
Debt Discount	–	(1,267)

Convertible Note G
Principal	$7,114	$7,114
Debt Discount	(3,202)	(4,269)

Convertible Note I
Principal	$300	$300
Debt Discount	–	(95)

Convertible Note J
Principal	$1,500	$1,500
Debt Discount	(459)	(815)

Total convertible notes payable to related parties, net of debt discounts	$10,956	$8,171

Convertible Note F

On February 16, 2016, a related party loaned the Company $5,703. The note matured on March 31, 2017, and was interest free until December 31, 2016, after which time it bore interest at 6%. On December 31, 2016, the note was amended to extend the maturity date and the interest-free period to December 31, 2017. The note is convertible at the option of the holder into shares of the Company's common stock at a conversion price of $0.002 per share. The Company assessed the embedded conversion feature and determined that the fair value of the underlying common stock at inception exceeded the conversion price of this note and, accordingly, recorded a beneficial conversion feature (capped at proceeds received) of $5,703.  Such beneficial conversion feature is accounted for as a debt discount and is amortized to interest expense, using the straight line interest rate method, over the life of the note.

Convertible Note G

On May 6, 2016, a related party loaned the Company $7,114. The note matures on December 31, 2017. The note was interest free until December 31, 2016, after which time it bore interest at 6%. On December 31, 2016, the note was amended to extend the interest-free period to December 31, 2017. The note is convertible at the option of the holder into shares of the Company's common stock at a conversion price of $0.002 per share. The Company assessed the embedded conversion feature and determined that the fair value of the underlying common stock at inception exceeded the conversion price of the note and, accordingly, recorded a beneficial conversion feature (capped at proceeds received) of $7,114. Such beneficial conversion feature is accounted for as a debt discount and is amortized to interest expense, using the straight line interest rate method, over the life of the note.

Convertible Note I

On June 13, 2016, a related party loaned the Company $300. The note matured on March 31, 2017, and was interest free until December 31, 2016, after which time it bore interest at 6%. On December 31, 2016, the note was amended to extend the maturity date and the interest-free period to December 31, 2017. The note is convertible at the option of the holder into shares of the Company's common stock at a conversion price of $0.002 per share. The Company assessed the embedded conversion feature and determined that the fair value of the underlying common stock at inception exceeded the conversion price of this note and, accordingly, recorded a beneficial conversion feature (capped at proceeds received) of $300.  Such beneficial conversion feature is accounted for as a debt discount and is amortized to interest expense, using the straight line interest rate method, over the life of the note.

Convertible Note J

On July 7, 2016, a related party loaned the Company $1,500. The note matures on July 30, 2017, and is interest free until June 30, 2017, after which time it bears interest at 6%. The note is convertible at the option of the holder into shares of the Company's common stock at a conversion price of $0.002 per share. The Company assessed the embedded conversion feature and determined that the fair value of the underlying common stock at inception exceeded the conversion price of this note and, accordingly, recorded a beneficial conversion feature (capped at proceeds received) of $1,500.  Such beneficial conversion feature is accounted for as a debt discount and is amortized to interest expense, using the straight line interest rate method, over the life of the note.

Note 5 — Notes Payable - Related Parties

Note K

On December 31, 2016, a related party loaned the Company $4,920. The note is interest free until December 31, 2017, after which time bears interest at 6%. The note matures on December 31, 2018, and requires no periodic payment until maturity.

Note L

On December 31, 2016, a related party loaned the Company $1,500. The note is interest free until December 31, 2017, after which time bears interest at 6%. The note matures on December 31, 2018, and requires no periodic payment until maturity.

Note M

On December 31, 2016, three convertible notes payable, totaling $12,515, due to a related party were cancelled, and a new single promissory note payable in the amount of $12,515 was issued to replace the three convertible notes. The new promissory note is due on or before December 31, 2018. The note is interest free until December 31, 2017, after which time it bears interest at 6% per annum and requires no periodic payment until maturity. On January 30, 2017, 50,000 shares of the Company's common stock was issued to the related party in exchange for signing of the non-convertible promissory note valued at par.

Note N

On December 31, 2016, two convertible notes payable, totaling $7,500, due to a related party were cancelled, and a new single promissory note payable in the amount of $7,500 was issued to replace the two convertible notes. The new promissory note is due on or before December 31, 2018. The note is interest free until December 31, 2017, after which time it bears interest at 6% per annum and requires no periodic payment until maturity. On January 30, 2017, 40,000 shares of the Company's common stock was issued to the related party in exchange for signing of the non-convertible promissory note valued at par.

Note P

On March 21, 2017, a related party loaned the Company $2,600. The note is interest free until December 31, 2017, after which time bears interest at 6%. The note matures on December 31, 2018, and requires no periodic payment until maturity.

Note 6 — Subsequent Events

The Company has evaluated subsequent events through the date of the filing of this interim report on Form 10-Q. Based on this evaluation, the Company did not identify any significant subsequent events that would have a material effect on the consolidated financial statements, which would require an adjustment and/or additional disclosure.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our Management’s Discussion and Analysis should be read in conjunction with our unaudited condensed consolidated financial statements and related notes thereto included elsewhere in this quarterly report.

Forward-Looking Statements

This quarterly report on Form 10-Q contains “forward-looking statements” that include information relating to future events, future financial performance, strategies, expectations, competitive environment, regulation and availability of resources. These forward-looking statements include, without limitation, statements regarding: proposed new products or services; our statements concerning litigation or other matters; statements concerning projections, predictions, expectations, estimates or forecasts for our business, financial and operating results and future economic performance; statements of management’s goals and objectives; trends affecting our financial condition, results of operations or future prospects; our financing plans or growth strategies; and other similar expressions concerning matters that are not historical facts. Words such as “may,” “will,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes” and “estimates,” and similar expressions, as well as statements in future tense, identify forward-looking statements.

Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by which, that performance or those results will be achieved. Forward-looking statements are based on information available at the time they are made and/or management’s good faith belief as of that time with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. We assume no obligation to update forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting forward-looking information, except to the extent required by applicable securities laws. If we do update one or more forward-looking statements, no inference should be drawn that we will make additional updates with respect to those or other forward-looking statements.

Business Overview

Original Source Music, Inc. (“the Company”, “we”, “us” or “our’) was incorporated in the State of Nevada on August 20, 2009 ("Inception"). We were a wholly owned subsidiary of Original Source Entertainment, Inc., a publicly traded Nevada corporation.  On February 5, 2014, the board of directors of Original Source Entertainment authorized the spin-off of the registrant to shareholders of record as of February 25, 2014.

The spin-off was done in connection with a change of control of Original Source Entertainment. Under the terms of the spin-off, the registrant’s common shares, par value $0.001 per share, were distributed on a pro-rata basis to each holder of Original Source Entrainment’s common shares on the record date without any consideration or action on the part of such holders. The holders of Original Source Entertainment's common shares as of the record date became owners of 100 percent of our common shares. The spin-off was effective as of May 13, 2016, due to the satisfactory resolution of all comments from the Securities and Exchange Commission to the Registration Statement on Form 10 and the Form 10’s effectiveness.

There is not expected to be any material change in our operations as a result of the spin-off.

We currently have no employees other than our officers, who are also our directors.

We are a development stage company with a primary focus on licensing music to the television and music industry for use in television shows or movies. The Company has had limited activity and revenue to date.

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

Critical Accounting Policies, Judgments and Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”). The preparation of these consolidated financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

Our critical accounting policies are described in our Annual Report on Form 10-K for the year ended December 31, 2016. There have been no material changes to our critical accounting policies as of and for the three months ended March 31, 2017.

Results of Operations for the Three Months Ended March 31, 2017 compared to the Three Months Ended March 31, 2016

During the three months ended March 31, 2017, we generated revenues of $121 compared to revenues of $102 during the three months ended March 31, 2016.

During the three months ended March 31, 2017, operating expenses, including general and administrative expenses and professional fees, were $3,975 compared to $425 of operating expenses during the three months ended March 31, 2016. The increase of $3,550 in operating expenses during the three months ended March 31, 2017, was primarily attributed to an increase in legal fees and accounting fees during the three months ended March 31, 2017.

Interest expense consists of the amortization of debt discounts associated with convertible notes due to related parties. Interest expense decreased by $1,465 during the three months ended March 31, 2017, to $2,785 compared with interest expense of $4,250 during the three months ended March 31, 2016.

During the three months ended March 31, 2017, the Company incurred a net loss of $6,639 compared to a net loss of $4,573 during the three months ended March 31, 2016. The increase in the net loss of $2,066 for the three months ended March 31, 2017, was primarily related to the increase of $3,550 in operating expenses, partially offset by a decrease of $1,465 in interest expense as discussed above.

Liquidity and Capital Resources

As of March 31, 2017, we had a cash balance of $888, an increase of $46 from a balance of $842 at December 31, 2016.

Operating Activities

Net cash used in operating activities was $2,554 during the three months ended March 31, 2017, compared with $5,725 used in operating activities during the three months ended March 31, 2016. The $3,171 decrease in cash used in operations was due to a decrease of $6,702 in working capital requirements; partially offset by an increase in net loss of $2,066 and a decrease in non-cash charges of $1,465 during the three months ended March 31, 2017.

Investing Activities

We neither generated nor used cash in investing activities during the three months ended March 31, 2017 and 2016.

Financing Activities

Cash flows provided by financing activities were $2,600 and $5,703 during the three months ended March 31, 2017 and 2016, respectively.

During the three months ended March 31, 2017, the Company issued a promissory note to a related party in the amount of $2,600 that matures December 31, 2018, and is interest free until December 31, 2017, at which time it will bear interest at 6% per annum.

During the three months ended March 31, 2016, the Company issued a convertible promissory note to a related party in the amount of $5,703. The note is interest free and matures on December 31, 2017. The note is convertible at the option of the holder into shares of the Company's common stock at a conversion price of $0.002 per share.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, we have incurred net losses of $6,639 and $4,573 for the three months ended March 31, 2017 and 2016, respectively, and have a working capital deficit of $11,468 as of March 31, 2017, which raises substantial doubt about the Company’s ability to continue as a going concern.

Management believes the Company will continue to incur losses and negative cash flows from operating activities for the foreseeable future and will need additional equity or debt financing to sustain its operations until it can achieve profitability and positive cash flows, if ever. Management plans to seek additional debt and/or equity financing for the Company, but cannot assure that such financing will be available on acceptable terms.

Should existing management, stockholders or our affiliates refuse to advance needed funds, however, we would be forced to turn to outside parties to either lend funds to us or buy our securities. There is no assurance that we will be able to raise the necessary funds, when needed, from outside sources.

The Company’s continuation as a going concern is dependent upon its ability to ultimately attain profitable operations, generate sufficient cash flow to meet its obligations, and obtain additional financing as may be required. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty. There can be no assurance that management will be successful in implementing its business plan or that the successful implementation of such business plan will actually improve our operating results.

Off Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements.

Inflation

We do not believe that inflation has had in the past or will have in the future any significant negative impact on our operations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not required for smaller reporting companies.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

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

Under the supervision and with the participation of our CEO and CFO, or the persons performing similar functions, our management has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this interim report.  Based on that evaluation, our CEO and CFO, or the persons performing similar functions, concluded that our disclosure controls and procedures were effective as of March 31, 2017.

Change in Internal Control over Financial Reporting

During the three months ended March 31, 2017, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rules 13a-15 or 15d-15 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

There are no legal proceedings, which are pending or have been threatened against us or any of our officers, directors or control persons of which management is aware.

Item 1A. Risk Factors

Not required for a smaller reporting company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities during the interim periods ended March 31, 2017 and 2016.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit 31 — Section 302 Certificate of Principal Executive Officer and Principal Financial Officer

Exhibit 32 — Section 906 Certificate of Principal Executive Officer and Principal Financial Officer

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORIGINAL SOURCE MUSIC, INC.

By:	/s/ Lecia L. Walker
Lecia L. Walker
Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)
Dated: May 15, 2017