Form 10-Q
period 2017-06-30
Original Source Music, Inc.
filed 2017-08-14
CIK 1639836

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2017

 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission file number: 333-133961

ORIGINAL SOURCE MUSIC, INC.

 (Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	20-8594615 (I.R.S. Employer Identification No.)

8201 South Santa Fe Drive #229, Littleton, Colorado 80120

(Address of principal executive offices) (Zip Code)

(303) 495-3728

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☑   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐   No ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☑

APPLICABLE TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of August 3, 2017
Common Stock, $0.001	5,163,000

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION
		3
Item 1.	Condensed Consolidated Financial Statements (unaudited)
		6
	Notes to Condensed Consolidated Financial Statements

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	14

Item 4.	Controls and Procedures	15

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	16

Item 1A.	Risk Factors	16

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	16

Item 3.	Defaults Upon Senior Securities	16

Item 4.	Mine Safety Disclosures	16

Item 5.	Other Information	16

Item 6.	Exhibits	16

SIGNATURES		17

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Original Source Music, Inc.

Condensed Consolidated Balance Sheets

As of June 30, 2017, and December 31, 2016

 (Unaudited)

	June 30, 2017	December 31, 2016
Assets
Current assets
Cash and cash equivalents	$789	$842
Total current assets	789	842

Total assets	$789	$842

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable and accrued liabilities	$100	$100
Convertible notes payable, related parties, net of debt discount of $2,134 and 6,446, respectively	12,483	8,171
Total current liabilities	12,583	8,271

Notes payable, related parties	35,358	26,435
Total liabilities	47,941	34,706

Stockholders’ Deficit
Preferred stock, $0.001 par value; 5,000,000 shares authorized; none issued and outstanding	–	–
Common stock, $0.001 par value; 45,000,000 shares authorized; 5,163,000 and 5,073,000 shares issued and outstanding, respectively	5,163	5,073
Common stock payable	–	90
Additional paid-in capital	37,980	36,980
Accumulated deficit	(90,295)	(76,007)
Total Stockholders’ Deficit	(47,152)	(33,864)

Total Liabilities and Stockholders’ Deficit	$789	$842

See accompanying notes to unaudited condensed consolidated financial statements

Original Source Music, Inc.

Condensed Consolidated Statements of Operations

For the three and six months ended June, 2017 and 2016

(Unaudited)

	For the three months ended June 30,				For the six months ended June,
	2017		2016		2017		2016

Revenue	$75		$91		$196		$193

Operating expenses:
General and administrative	174		130		349		255
Professional fees	6,023		7,114		9,823		7,414
Total operating expenses	6,197		7,244		10,172		7,669

Loss from operations	(6,122)		(7,153)		(9,976)		(7,476)

Interest expense, related parties	(1,527)		(3,438)		(4,312)		(7,688)

Loss before income taxes	(7,649)		(10,591)		(14,288)		(15,164)

Provision for income taxes	–		–		–		–

Net loss	$(7,649)		$(10,591)		$(14,288)		$(15,164)

Net Loss per common share
Basic and diluted	$(0.00)	*	$(0.00)	*	$(0.00)	*	$(0.00)

Weighted average shares outstanding
Basic and diluted	5,163,000		5,073,000		5,148,083		5,073,000

*denotes net loss per common share of less than $0.01 per share.

See accompanying notes to unaudited condensed consolidated financial statements

Original Source Music, Inc.

Condensed Consolidated Statements of Cash Flows

For the six months ended June 30, 2017 and 2016

(Unaudited)

	For the six months ended June 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(14,288)	$(15,164)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	4,312	7,215
Accrued interest to related parties	–	473
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	1,000	(5,702)
Net cash used in operating activities	(8,976)	(13,178)

Cash flows from investing activities:
Net cash provided by (used in) investing activities	–	–

Cash flows from financing activities:
Proceeds from issuance of convertible notes payable, related parties	–	15,167
Proceeds from issuance of notes payable, related party	8,923	–
Net cash provided by financing activities	8,923	15,167

Net increase (decrease) in cash and cash equivalents	(53)	2,439

Cash and cash equivalents at beginning of period	842	1,838

Cash and cash equivalents at end of period	$789	$4,277

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$–	$–
Cash paid during the period for income taxes	$–	$–

Supplemental schedule of non-cash financing activities:
Professional fees paid by related party	$1,000	$–

See accompanying notes to unaudited condensed consolidated financial statements

Original Source Music, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

June 30, 2017

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

The unaudited condensed consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and the notes thereto that are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, that was filed with the SEC on April 28, 2017. The results of operations for the six months ended June 30, 2017, are not necessarily indicative of the results to be expected for the full year.

Note 2 — Going Concern

The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. The Company has suffered a loss from operations and has negative cash flows from operations, and in all likelihood, will be required to make significant future expenditures in connection with marketing efforts along with general administrative expenses. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

Note 3 — Summary of Significant Accounting Policies

The significant accounting policies followed by the Company for interim reporting are consistent with those included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. There were no material changes to our significant accounting policies during the interim period ended June 30, 2017.

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

Note 4 — Convertible Notes Payable – Related Parties

	June 30, 2017	December 31, 2016
Convertible Note F
Principal	$5,703	$5,703
Debt Discount	–	(1,267)

Convertible Note G
Principal	$7,114	$7,114
Debt Discount	(2,134)	(4,269)

Convertible Note I
Principal	$300	$300
Debt Discount	–	(95)

Convertible Note J
Principal	$1,500	$1,500
Debt Discount	–	(815)

Total convertible notes payable to related parties, net of debt discounts	$12,483	$8,171

Convertible Note F

In February 2016, a related party loaned the Company $5,703. The note matured on March 31, 2017, and was interest free until December 31, 2016, after which time it bore interest at 6%. On December 31, 2016, the note was amended to extend the maturity date and the interest-free period to December 31, 2017. The note is convertible at the option of the holder into shares of the Company's common stock at a conversion price of $0.002 per share. The Company assessed the embedded conversion feature and determined that the fair value of the underlying common stock at inception exceeded the conversion price of this note and, accordingly, recorded a beneficial conversion feature (capped at proceeds received) of $5,703.  Such beneficial conversion feature is accounted for as a debt discount and is amortized to interest expense, using the straight-line interest rate method, over the life of the note.

Convertible Note G

In May 2016, a related party loaned the Company $7,114. The note matures on December 31, 2017. The note was interest free until December 31, 2016, after which time it bore interest at 6%. On December 31, 2016, the note was amended to extend the interest-free period to December 31, 2017. The note is convertible at the option of the holder into shares of the Company's common stock at a conversion price of $0.002 per share. The Company assessed the embedded conversion feature and determined that the fair value of the underlying common stock at inception exceeded the conversion price of the note and, accordingly, recorded a beneficial conversion feature (capped at proceeds received) of $7,114. Such beneficial conversion feature is accounted for as a debt discount and is amortized to interest expense, using the straight-line interest rate method, over the life of the note.

Convertible Note I

In June 2016, a related party loaned the Company $300. The note matured on March 31, 2017, and was interest free until December 31, 2016, after which time it bore interest at 6%. On December 31, 2016, the note was amended to extend the maturity date and the interest-free period to December 31, 2017. The note is convertible at the option of the holder into shares of the Company's common stock at a conversion price of $0.002 per share. The Company assessed the embedded conversion feature and determined that the fair value of the underlying common stock at inception exceeded the conversion price of this note and, accordingly, recorded a beneficial conversion feature (capped at proceeds received) of $300.  Such beneficial conversion feature is accounted for as a debt discount and is amortized to interest expense, using the straight-line interest rate method, over the life of the note.

Convertible Note J

In July 2016, a related party loaned the Company $1,500. The note matured on July 30, 2017, and was interest free until June 30, 2017, after which time it bore interest at 6%. On June 30, 2017, the note was amended to extend the maturity date and the interest-free period to December 31, 2017. The note is convertible at the option of the holder into shares of the Company's common stock at a conversion price of $0.002 per share. The Company assessed the embedded conversion feature and determined that the fair value of the underlying common stock at inception exceeded the conversion price of this note and, accordingly, recorded a beneficial conversion feature (capped at proceeds received) of $1,500.  Such beneficial conversion feature is accounted for as a debt discount and is amortized to interest expense, using the straight-line interest rate method, over the life of the note.

Note 5 — Notes Payable - Related Parties

Note K

In December 2016, a related party loaned the Company $4,920. The note is interest free until December 31, 2017, after which time bears interest at 6%. The note matures on December 31, 2018, and requires no periodic payment until maturity.

Note L

In December 2016, a related party loaned the Company $1,500. The note is interest free until December 31, 2017, after which time bears interest at 6%. The note matures on December 31, 2018, and requires no periodic payment until maturity.

Note M

In December 2016, three convertible notes payable, totaling $12,515, due to a related party were cancelled, and a new single promissory note payable in the amount of $12,515 was issued to replace the three convertible notes. The new promissory note is due on or before December 31, 2018. The note is interest free until December 31, 2017, after which time it bears interest at 6% per annum and requires no periodic payment until maturity. On January 30, 2017, 50,000 shares of the Company's common stock was issued to the related party in exchange for signing of the non-convertible promissory note valued at par.

Note N

In December 2016, two convertible notes payable, totaling $7,500, due to a related party were cancelled, and a new single promissory note payable in the amount of $7,500 was issued to replace the two convertible notes. The new promissory note is due on or before December 31, 2018. The note is interest free until December 31, 2017, after which time it bears interest at 6% per annum and requires no periodic payment until maturity. On January 30, 2017, 40,000 shares of the Company's common stock were issued to the related party in exchange for signing of the non-convertible promissory note valued at par.

Note P

In March 2017, a related party loaned the Company $2,600. The note is interest free until December 31, 2017, after which time bears interest at 6%. The note matures on December 31, 2018, and requires no periodic payment until maturity.

Note Q

In June 2017, a related party loaned the Company $6,323. The note is interest free and matures on December 31, 2018. The note requires no periodic payment until maturity

Note 6 — Other Related Party Transactions

Professional fees paid by related party

In May 2017, $1,000 of professional fees associated with the preparation of the Company’s 2017 financial statements were paid by a related party on behalf of the Company. These fees were recorded as contributed capital by a related party since no consideration was paid, or will be paid, in exchange for these payments.

Note 7 — Subsequent Events

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

We currently have no employees, other than our officers, who are also our directors.

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

Our critical accounting policies are described in our Annual Report on Form 10-K for the year ended December 31, 2016. There have been no material changes to our critical accounting policies as of and for the three months ended June 30, 2017.

Results of Operations for the Three and Six Months Ended June 30, 2017 compared to the Three and Six Months Ended June 30, 2016

During the three and six months ended June 30, 2017, we generated revenues of $75 and $196, respectively, compared to revenues of $91 and $193 during the three and six months ended June 30, 2016, respectively.

During the three and six months ended June 30, 2017, operating expenses, including general and administrative expenses and professional fees, were $6,197 and $10,172, respectively, compared to $7,244 and 7,669 of operating expenses during the three and six months ended June 30, 2016. The decrease of $1,047 in operating expenses during the three months ended June 30, 2017, was primarily attributed to a decrease in legal fees during the three months ended June 30, 2017. The increase of $2,503 in operating expenses during the six months ended June 30, 2017, was primarily attributed to an increase in accounting fees during the six months ended June 30, 2017.

Interest expense consists of the amortization of debt discounts associated with convertible notes due to related parties. Interest expense decreased by $1,911 and $3,376, respectively, during the three and six months ended June 30, 2017, to $1,527 and $4,312, respectively, compared with interest expense of $3,438 and $7,688 during the three and six months ended June 30, 2016. The decreases in interest expense during the interim periods in 2017 are due to the decrease in the number and amount of convertible notes outstanding with unamortized debt discounts.

During the three and six months ended June 30, 2017, the Company incurred net losses of $7,649 and $14,288, respectively, compared to net losses of $10,591 and $15,164 during the three and six months ended June 30, 2016, respectively. The decrease in the net loss of $2,942 for the three months ended June 30, 2017, was primarily related to the decrease of $1,911 in interest expense and a decrease of $1,047 in operating expenses as discussed above. The decrease in the net loss of $876 for the six months ended June 30, 2017, was primarily related to the decrease of $3,376 in interest expense, partially offset by the increase of $2,503 in operating expenses during the interim period.

Liquidity and Capital Resources

As of June 30, 2017, we had a cash balance of $789, a decrease of $53 from a balance of $842 at December 31, 2016.

Operating Activities

Net cash used in operating activities was $8,976 during the six months ended June 30, 2017, compared with $13,178 used in operating activities during the six months ended June 30, 2016. The $4,202 decrease in cash used in operations was due to a decrease of $6,702 in working capital requirements and a decrease in net loss of $876; partially offset by a decrease in non-cash charges of $2,903 during the six months ended June 30, 2017.

Investing Activities

We neither generated nor used cash in investing activities during the six months ended June 30, 2017 and 2016.

Financing Activities

Cash flows provided by financing activities were $8,923 and $15,617 during the six months ended June 30, 2017 and 2016, respectively.

During the six months ended June 30, 2017, the Company received $8,923 from the issuance of promissory notes to a related party in the amount of $8,923.

During the six months ended June 30, 2016, the Company received $15,617 from the issuance of convertible promissory notes to related parties.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, we have incurred net losses of $14,288 and $15,164 for the six months ended June 30, 2017 and 2016, respectively, and have a working capital deficit of $11,794 as of June 30, 2017, which raises substantial doubt about the Company’s ability to continue as a going concern.

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

Under the supervision and with the participation of our CEO and CFO, or the persons performing similar functions, our management has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this interim report.  Based on that evaluation, our CEO and CFO, or the persons performing similar functions, concluded that our disclosure controls and procedures were effective as of June 30, 2017.

Change in Internal Control over Financial Reporting

During the interim period ended June 30, 2017, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rules 13a-15 or 15d-15 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

There are no legal proceedings, which are pending or have been threatened against us or any of our officers, directors or control persons of which management is aware.

Item 1A. Risk Factors

Not required for a smaller reporting company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities during the interim periods ended June 30, 2017 and 2016.

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
Dated: August 14, 2017