Form 10-Q
period 2017-09-30
Original Source Music, Inc.
filed 2017-11-07
CIK 1639836

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2017

 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission file number: 333-133961

ORIGINAL SOURCE MUSIC, INC.

 (Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	20-8594615 (I.R.S. Employer Identification No.)

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

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☑

APPLICABLE TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of October 31, 2017
Common Stock, $0.001	5,273,000

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Original Source Music, Inc.

Condensed Consolidated Balance Sheets

As of September 30, 2017, and December 31, 2016

 (Unaudited)

	September 30, 2017	December 31, 2016
Assets
Current assets
Cash and cash equivalents	$685	$842
Prepaid expenses	1,000	-
Total current assets	1,685	842

Total assets	$1,685	$842

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable and accrued liabilities	$100	$100
Convertible notes payable, related parties, net of debt discount of $0 and 6,446, respectively	-	8,171
Total current liabilities	100	8,271

Notes payable, related parties	56,035	26,435
Total liabilities	56,135	34,706

Stockholders’ Deficit
Preferred stock, $0.001 par value; 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.001 par value; 45,000,000 shares authorized; 5,273,000 and 5,073,000 shares issued and outstanding, respectively	5,273	5,073
Common stock payable	-	90
Additional paid-in capital	37,870	36,980
Accumulated deficit	(97,593)	(76,007)
Total Stockholders’ Deficit	(54,450)	(33,864)

Total Liabilities and Stockholders’ Deficit	$1,685	$842

See accompanying notes to unaudited condensed consolidated financial statements

Original Source Music, Inc.

Condensed Consolidated Statements of Operations

For the three and nine months ended September, 2017 and 2016

(Unaudited)

	For the three months ended September 30,				For the nine months ended September,
	2017		2016		2017		2016

Revenue	$75		$50		$271		$244

Operating expenses:
General and administrative	1,939		951		2,288		1,206
Professional fees	3,300		1,800		13,123		9,215
Total operating expenses	5,239		2,751		15,411		10,421

Loss from operations	(5,164)		(2,701)		(15,140)		(10,177)

Interest expense, related parties	(2,134)		(6,177)		(6,446)		(13,866)

Loss before income taxes	(7,298)		(8,878)		(21,586)		(24,043)

Provision for income taxes	-		-		-		-

Net loss	$(7,298)		$(8,878)		$(21,586)		$(24,043)

Net Loss per common share
Basic and diluted	$(0.00)	*	$(0.00)	*	$(0.00)	*	$(0.00)

Weighted average shares outstanding
Basic and diluted	5,252,674		5,073,000		5,183,330		5,073,000

*denotes net loss per common share of less than $0.01 per share.

See accompanying notes to unaudited condensed consolidated financial statements

Original Source Music, Inc.

Condensed Consolidated Statements of Cash Flows

For the nine months ended September 30, 2017 and 2016

(Unaudited)

	For the nine months ended September 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(21,586)	$(24,043)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	6,446	13,102
Accrued interest to related parties	-	764
Changes in operating assets and liabilities:
Prepaid expenses	(1,000)	-
Accounts payable and accrued liabilities	1,000	(5,702)
Net cash used in operating activities	(15,140)	(15,879)

Cash flows from investing activities:
Net cash provided by (used in) investing activities	-	-

Cash flows from financing activities:
Proceeds from issuance of convertible notes payable, related parties	-	17,117
Repayment of convertible notes payable, related parties	-	(2,500)
Proceeds from issuance of notes payable, related parties	14,983	–
Net cash provided by financing activities	14,983	14,617

Net decrease in cash and cash equivalents	(157)	(1,262)

Cash and cash equivalents at beginning of period	842	1,838

Cash and cash equivalents at end of period	$685	$576

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$-	$-
Cash paid during the period for income taxes	$-	$-

Supplemental schedule of non-cash financing activities:
Professional fees paid by related party	$1,000	$-
Convertible notes payable, related parties, exchanged for non-convertible notes payable, related parties	$14,617	$-

See accompanying notes to unaudited condensed consolidated financial statements

Original Source Music, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

September 30, 2017

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

The unaudited condensed consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and the notes thereto that are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, that was filed with the SEC on April 28, 2017. The results of operations for the nine months ended September 30, 2017, are not necessarily indicative of the results to be expected for the full year.

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

Note 3 — Summary of Significant Accounting Policies

The significant accounting policies followed by the Company for interim reporting are consistent with those included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. There were no material changes to our significant accounting policies during the interim period ended September 30, 2017.

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

Note 4 — Convertible Notes Payable – Related Parties

	September 30, 2017	December 31, 2016
Convertible Note F
Principal	$–	$5,703
Debt Discount	–	(1,267)

Convertible Note G
Principal	$–	$7,114
Debt Discount	–	(4,269)

Convertible Note I
Principal	$–	$300
Debt Discount	–	(95)

Convertible Note J
Principal	$–	$1,500
Debt Discount	–	(815)

Total convertible notes payable to related parties, net of debt discounts	$–	$8,171

Convertible Note F

In February 2016, a related party loaned the Company $5,703. The note would have matured on March 31, 2017, and was interest free until December 31, 2016. On December 31, 2016, the note was amended to extend the maturity date and the interest-free period to December 31, 2017. The note was convertible at the option of the holder into shares of the Company's common stock at a conversion price of $0.002 per share. The Company assessed the embedded conversion feature and determined that the fair value of the underlying common stock at inception exceeded the conversion price of this note and, accordingly, recorded a beneficial conversion feature (capped at proceeds received) of $5,703.  Such beneficial conversion feature was accounted for as a debt discount and was amortized to interest expense, using the straight-line interest rate method, over the life of the note.

Convertible Note G

In May 2016, a related party loaned the Company $7,114. The note would have matured on December 31, 2017. The note was interest free until December 31, 2016. On December 31, 2016, the note was amended to extend the interest-free period to December 31, 2017. The note was convertible at the option of the holder into shares of the Company's common stock at a conversion price of $0.002 per share. The Company assessed the embedded conversion feature and determined that the fair value of the underlying common stock at inception exceeded the conversion price of the note and, accordingly, recorded a beneficial conversion feature (capped at proceeds received) of $7,114. Such beneficial conversion feature was accounted for as a debt discount and was amortized to interest expense, using the straight-line interest rate method, over the life of the note.

Convertible Note I

In June 2016, a related party loaned the Company $300. The note would have matured on March 31, 2017, and was interest free until December 31, 2016. On December 31, 2016, the note was amended to extend the maturity date and the interest-free period to December 31, 2017. The note was convertible at the option of the holder into shares of the Company's common stock at a conversion price of $0.002 per share. The Company assessed the embedded conversion feature and determined that the fair value of the underlying common stock at inception exceeded the conversion price of this note and, accordingly, recorded a beneficial conversion feature (capped at proceeds received) of $300.  Such beneficial conversion feature was accounted for as a debt discount and was amortized to interest expense, using the straight-line interest rate method, over the life of the note.

In July 2017, Convertible Notes F, G, and I in the aggregate amount of $13,117 were exchanged for a non-convertible promissory note in the amount of $13,117 (see details of promissory note below in note 5) and 100,000 shares of common stock.

Convertible Note J

In July 2016, a related party loaned the Company $1,500. The note would have matured on July 30, 2017, and was interest free until June 30, 2017. On June 30, 2017, the note was amended to extend the maturity date and the interest-free period to December 31, 2017. The note was convertible at the option of the holder into shares of the Company's common stock at a conversion price of $0.002 per share. The Company assessed the embedded conversion feature and determined that the fair value of the underlying common stock at inception exceeded the conversion price of this note and, accordingly, recorded a beneficial conversion feature (capped at proceeds received) of $1,500.  Such beneficial conversion feature was accounted for as a debt discount and was amortized to interest expense, using the straight-line interest rate method, over the life of the note.

In July 2017, Convertible Note J was exchanged for a non-convertible promissory note in the amount of $1,500 (see details of promissory note below in note 5) and 10,000 shares of common stock.

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

Note M

In December 2016, three convertible notes payable, totaling $12,515, due to a related party were cancelled, and a new single promissory note payable in the amount of $12,515 was issued to replace the three convertible notes. The new promissory note is due on or before December 31, 2018. The note is interest free until December 31, 2017, after which time it bears interest at 6% per annum and requires no periodic payment until maturity. On January 30, 2017, 50,000 shares of the Company's common stock, valued at par, were issued to the related party in exchange for signing of the non-convertible promissory note.

Note N

In December 2016, two convertible notes payable, totaling $7,500, due to a related party were cancelled, and a new single promissory note payable in the amount of $7,500 was issued to replace the two convertible notes. The new promissory note is due on or before December 31, 2018. The note is interest free until December 31, 2017, after which time it bears interest at 6% per annum and requires no periodic payment until maturity. On January 30, 2017, 40,000 shares of the Company's common stock, valued at par, were issued to the related party in exchange for signing of the non-convertible promissory note.

Note P

In March 2017, a related party loaned the Company $2,600. The note is interest free until December 31, 2017, after which time bears interest at 6%. The note matures on December 31, 2018, and requires no periodic payment until maturity.

Note Q

In June 2017, a related party loaned the Company $6,323. The note is interest free and matures on December 31, 2018. The note requires no periodic payment until maturity.

Note R

In July 2017, three convertible notes payable, totaling $13,117, due to a related party were cancelled, and a new single promissory note payable in the amount of $13,117 was issued to replace the three convertible notes. The new promissory note is interest free and matures on December 31, 2018. The note requires no periodic payment until maturity. In exchange for signing of the non-convertible promissory note, 100,000 shares of the Company's common stock, valued at par, were issued to the related party.

Note S

In July 2017, a convertible note payable in the amount of $1,500 due to a related party was cancelled, and a new promissory note payable in the amount of $1,500 was issued to replace the convertible note. The new promissory note is interest free and matures on December 31, 2018. The note requires no periodic payment until maturity. In exchange for signing of the non-convertible promissory note, 10,000 shares of the Company's common stock, valued at par, were issued to the related party.

Note T

In July 2017, a related party loaned the Company $3,800. The note is interest free and matures on December 31, 2018. The note requires no periodic payment until maturity.

Note U

In August 2017, a related party loaned the Company $2,260. The note is interest free and matures on December 31, 2018. The note requires no periodic payment until maturity.

All debt modifications were considered to have an immaterial impact on the fair value of the resulting debt instruments due to the nominal value of shares issued as inducements to exchange the convertible notes for non-convertible notes and the short time frames to maturity.

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

We contract with artists of all musical genres who own the publishing rights to their songs. Artists are referred to the registrant through advertisement, A&R companies, and referrals from friends, registrant signed artists, and other music industry acquaintances.

Our target customer includes all major and minor television networks, production companies and film makers. We intend to reach such customer bases through marketing, advertising, and direct sales calls.

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

Our critical accounting policies are described in our Annual Report on Form 10-K for the year ended December 31, 2016. There have been no material changes to our critical accounting policies as of and for the three and nine months ended September 30, 2017.

Results of Operations for the Three and Nine Months Ended September 30, 2017 compared to the Three and Nine Months Ended September 30, 2016

During the three and nine months ended September 30, 2017, we generated revenues of $75 and $271, respectively, compared to revenues of $50 and $244 during the three and nine months ended September 30, 2016, respectively.

During the three and nine months ended September 30, 2017, operating expenses, including general and administrative expenses and professional fees, were $5,239 and $15,411, respectively, compared to $2,751 and 10,421 of operating expenses during the three and nine months ended September 30, 2016. The increase of $2,488 in operating expenses during the three months ended September 30, 2017, was primarily attributed to increases of $1,000 for XBRL filing fees, $800 for legal fees and $700 for accounting services during the three months ended September 30, 2017. The increase of $4,990 in operating expenses during the nine months ended September 30, 2017, was primarily attributed to increases of $4,373 for accounting services and $1,000 for XBRL filing fees, partially offset by a decrease of $465 in legal fees during the nine months ended September 30, 2017.

Interest expense consists of the amortization of debt discounts associated with convertible notes due to related parties. Interest expense decreased by $4,043 and $7,420, respectively, during the three and nine months ended September 30, 2017, to $2,134 and $6,446, respectively, compared with interest expense of $6,177 and $13,866 during the three and nine months ended September 30, 2016. The decreases in interest expense during the interim periods in 2017 are due to the decrease in the number and amounts of convertible notes outstanding with unamortized debt discounts.

During the three and nine months ended September 30, 2017, the Company incurred net losses of $7,298 and $21,586, respectively, compared to net losses of $8,878 and $24,043 during the three and nine months ended September 30, 2016, respectively. The decrease in the net loss of $1,580 for the three months ended September 30, 2017, was primarily related to the decrease of $4,043 in interest expense, partially offset by an increase of $2,488 in operating expenses as discussed above. The decrease in the net loss of $2,457 for the nine months ended September 30, 2017, was primarily related to the decrease of $7,420 in interest expense, partially offset by the increase of $4,990 in operating expenses during the interim period.

Liquidity and Capital Resources

As of September 30, 2017, we had a cash balance of $685, a decrease of $157 from a balance of $842 at December 31, 2016.

Operating Activities

Net cash used in operating activities was $15,140 during the nine months ended September 30, 2017, compared with $15,879 used in operating activities during the nine months ended September 30, 2016. The $739 decrease in cash used in operations was due to a decrease of $5,702 in working capital requirements and a decrease in net loss of $2,457; partially offset by a decrease in non-cash charges of $7,420 during the nine months ended September 30, 2017.

Investing Activities

We neither generated nor used cash in investing activities during the nine months ended September 30, 2017 and 2016.

Financing Activities

Cash flows provided by financing activities were $14,983 and $14,617 during the nine months ended September 30, 2017 and 2016, respectively.

During the nine months ended September 30, 2017, the Company received $14,983 from the issuance of promissory notes to a related party.

During the nine months ended September 30, 2016, the Company received $17,117 from the issuance of convertible promissory notes to related parties and repaid $2,500 of a convertible promissory note to a related party.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, we have incurred net losses of $21,586 and $24,043 for the nine months ended September 30, 2017 and 2016, respectively, and have an accumulated deficit of $97,593 as of September 30, 2017, which raises substantial doubt about the Company’s ability to continue as a going concern.

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

Under the supervision and with the participation of our CEO and CFO, or the persons performing similar functions, our management has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this interim report.  Based on that evaluation, our CEO and CFO, or the persons performing similar functions, concluded that our disclosure controls and procedures were effective as of September 30, 2017.

Change in Internal Control over Financial Reporting

During the interim period ended September 30, 2017, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rules 13a-15 or 15d-15 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

There are no legal proceedings, which are pending or have been threatened against us or any of our officers, directors or control persons of which management is aware.

Item 1A. Risk Factors

Not required for a smaller reporting company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities during the interim periods ended September 30, 2017 and 2016.

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
Dated: November 7, 2017