Form 10-K
period 2017-12-31
Original Source Music, Inc.
filed 2018-04-23
CIK 1639836

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission file number: 000-55516

Original Source Music, Inc.

(Exact name of registrant as specified in its charter)

Nevada	20-8594615
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

8547 E. Arapahoe Road #J453
Greenwood Village, CO, 80112	(303) 953-4245
(Address of Principal Executive Offices)	(Registrant's telephone number)

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.406 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [ ] No [ ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  [x] Yes  [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [x]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [x]
(Do not check if a smaller reporting company)	Emerging growth company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes [ x] No []

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. The Company’s common stock did not trade during the year ended December 31, 2017.  The market value of the registrant’s voting common stock held by non-affiliates of the registrant was approximately $0.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. The number of shares outstanding of the registrant's only class of common stock, as of April 18, 2018 was 5,073,000 shares.

No documents are incorporated into the text by reference.

Throughout this Report on Form 10-K, the terms the “Company,” “we,” “us” and “our” refer to Original Source Music, Inc.  and “our board of directors” refers to the board of directors of Original Source Music, Inc.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This Annual Report on Form 10-K contains forward-looking statements regarding, among other things, our future operating results and financial position, our business strategy, and other objectives for our future operations.  The words “anticipate,” “believe,” “intend,” “expect,” “may,” “estimate,” “predict,” “project,” “potential” and similar expression are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.  We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. There are a number of important risks and uncertainties that could cause our actual results to differ materially from those indicated by forward-looking statements. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments that we may make.

You should read this Report on Form 10-K and the documents that we have filed as exhibits to this Report on Form 10-K completely and with the understanding that our actual future results may be materially different from what we expect. The forward-looking statements contained in this Report on Form 10-K are made as of the date of this Report on Form 10-K, and we do not assume any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by applicable law.

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

The spin-off was accomplished in connection with a change of control of Original Source Entertainment.  Under the terms of the spin-off, the registrant’s common shares, par value $0.001 per share, were distributed on a pro-rata basis to each holder of Original Source Entrainment’s common shares on the record date without any consideration or action on the part of such holders, and the holders of Original Source Entertainment's common shares as of the record date will become owners of 100 percent of our common shares.  The spin-off was consummated only upon the satisfactory resolution of all comments from the Securities and Exchange Commission to the registration statement on Form 10 and upon its effectiveness.

There was any material change in the registrant's operations as a result of the spin-off.

As of December 31, 2017, we had no employees other than our officers, who were also our directors.

We have never declared bankruptcy, have never been in receivership, and have never been involved in any legal action or proceedings. We have not made any significant purchase or sale of assets, nor has the registrant been involved in any mergers, acquisitions or consolidations.  We are not a blank check company as that term is defined in Rule 419(a)(2) of Regulation C of the Securities Act of 1933, because we have a specific business plan and purpose. As of December 31, 2017, neither the registrant, nor its officers, directors, promoters or affiliates, has had preliminary contact or discussions with, nor do we have any present plans, proposals, arrangements or understandings with any representatives of the owners of any business or company regarding the possibility of an acquisition or merger.

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

As of December 31, 2017, Lecia L. Walker is an officer and director of the registrant, bringing her experience to the registrant, and intends to continue to place many new songs under contract and then to license those songs to the television and movie industry.

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

The customer has access to these songs in a variety of ways including logging into our website where they may search for several songs that are appropriate for their needs and download them directly into their production editing program.

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

Employees

As of December 31, 2017, we have no employees other than our executive officers who are also our directors.  All functions including development, strategy, negotiations and administration are currently being provided by our executive officers. The executive officers do not intend to accept any payment for their services from the receipts of this offering.

As the registrant grows, we may need additional employees for such operations. We do not foresee any significant changes in the number of employees or consultants we will have over the next twelve months.

For information related to property transactions that occurred subsequent to December 31, 2017 refer to Note 7 – “Subsequent Events.”

ITEM 1A.

RISK FACTORS

Not applicable to smaller reporting companies.

ITEM 2.

PROPERTIES

As of December 31, 2017, the registrant maintained office space at 8201 South Santa Fe Drive #229, Littleton, CO 80120 in space leased by the registrant's sole officer and supplied at no charge to the registrant. The registrant believes that its current office space will be adequate for the foreseeable future. We have no plans to lease additional space in the next twelve months.

Should the registrant be required to obtain suitable facilities in the future, it believes it can obtain the required facilities at competitive rates.

ITEM 3.

LEGAL PROCEEDINGS.

The Company is not a party to any pending legal proceedings, and no such proceedings are known to be contemplated.

There are no material proceedings to which any director, officer or affiliate of the Company, or any owner of record or beneficially of more than five percent of any class of voting securities of the Company, or any associate of any such director, officer, affiliate of the Company, or security holder is a party adverse to the Company or any of its subsidiaries or has a material interest adverse to the Company or any of its subsidiaries.

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

b)

Holders.  At April 12, 2018, there were approximately 34 shareholders of the registrant.

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

Capital and Sources of Liquidity

For the year ended December 31, 2017, we had a net loss of $34,079.  We made an adjustment of $6,446 for the amortization of debt discount and $4,000 for accrued expenses. As a result, we had net cash used in operating activities of $23,633 for the year ended December 31, 2017.

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

For the years ended December 31, 2017 and 2016, we did not pursue any investing activities.

For the year ended December 31, 2017, we received $23,358 from an advance on convertible notes payable from related parties.  As a result, we had net cash provided by financing activities of $23,358 for the period.

For the year ended December 31, 2016, we received $17,117 from an advance on convertible notes payable from related parties and received $6,420 from related party notes payable.  We spent $2,500 on the payment of notes.  As a result, we had net cash provided by financing activities of $21,037 for the year ended December 31, 2016.

Results of Operations

For the year ended December 31, 2017, we recorded revenues of $356.  We paid general and administrative expenses of $2,991 and professional fees of $24,998.  We paid interest expenses to a related party of $6,446.  As a result, we recorded a net loss of $34,079 for the year ended December 31, 2017.

For the year ended December 31, 2016, we recorded revenues of $383.  We paid general and administrative expenses of $1,383 and professional fees of $15,331.  We paid interest expenses to a related party of $18,176.  As a result, we recorded a net loss of $34,507 for the year ended December 31, 2016.

The $428 difference in net gain between the years ended December 31, 2017 and 2016 is due to reduced interest expenses to a related party while increased professional fee and administrative expenses during the year ended December 31, 2017.

Off-Balance Sheet Arrangements

The registrant had no material off-balance sheet arrangements as of December 31, 2017.

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

ORIGINAL SOURCE MUSIC, INC.

Index to

Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Original Source Music, Inc.

Littleton, Colorado

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Original Source Music, Inc. as of December 31, 2017 and 2016 and the related statements of operations, stockholders’ deficit and cash flows for the years then ended December 31, 2017, and the related notes to the financial statements. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

Basis for Opinion

We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Original Source Music, Inc. as of December 31, 2017 and 2016 and the results of its operations and cash flows for the years ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America.

/s/ Lo and Kwong C.P.A. Company Limited

Lo and Kwong C.P.A. Company Limited

Suites 313-316

3/F., Shui On Centre

6-8 Harbour Road

Wanchai, Hong Kong

18 April 2018

ORIGINAL SOURCE MUSIC, INC.

Balance Sheets

December 31, 2017 and 2016

	December 31, 2017	December 31, 2016
	$	$

ASSETS

Current Assets
Prepayment	500	-
Cash	567	842
Total Current Assets	1,067	842

TOTAL ASSETS	1,067	842

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and accrued expenses	4,600	100
Convertible notes payable-related party, net of debt discount of $6,446 as at December 31, 2016	-	8,171
Notes payable-related party	64,410	26,435
Total Liabilities	69,010	34,706

Stockholders’ Deficit
Preferred stock, $0.001 par value; 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.001 par value; 45,000,000 shares
Authorized 5,073,000 shares issued and outstanding	5,073	5,073
Common stock payable 90,000 shares	-	90
Additional Paid-In Capital	37,070	36,980
Accumulated Deficit	(110,086)	(76,007)
Total Stockholders' Deficit	(67,943)	(33,864)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	1,067	842

The accompanying notes are an integral part of these audited financial statements.

ORIGINAL SOURCE MUSIC, INC.

Statements of Operations

For the years ended December 31, 2017 and 2016

	Year ended December 31, 2017	Year ended December 31, 2016
	$	$

Revenue	356	383

Operating Expenses:
General and administrative	2,991	1,383
Professional fees	24,998	15,331
Total Operating Expenses	27,989	16,714

Loss from Operations	(27,633)	(16,331)

Interest (Expense) to a related party	(6,446)	(18,176)

Loss before Provision for Income Taxes	(34,079)	(34,507)

Income Tax Provision	-	-

Net Loss	(34,079)	(34,507)

Net loss per common share basic and diluted	(0.01)	(0.01)

	Shares	Shares

Weighted average number of common shares Outstanding- Basic and diluted	5,073,000	5,073,000

The accompanying notes are an integral part of these audited financial statements.

ORIGINAL SOURCE MUSIC, INC.

Statement of Changes in Shareholders' Deficit

For the years ended December 31, 2017 and 2016

	Shares	Amount ($0.001 Par)	Common stock Payable (shares)	Common stock Payable (par)	Paid-In Capital	Accumulated Deficit	Stockholders’ Deficit
		$		$	$	$	$

Balances at December 31, 2015	5,073,000	5,073	-	-	18,444	(41,500)	(17,983)

Common Stock Payable for extinguishment of debt	-	-	90,000	90	(90)	-	-
Forgiveness of related party interest on loan	-	-	-	-	1,509	-	1,509
Beneficial conversion feature on notes payable-related party	-	-	-	-	17,117	-	17,117

Net income (loss) for the year	-	-	-	-	-	(34,507)	(34,507)

Balances at December 31, 2016	5,073,000	5,073	90,000	90	36,980	(76,007)	(33,864)

Cancellation of Common Stock Payable for extinguishment of debt			(90,000)	(90)	90	-	-

Net income (loss) for the year	-	-	-	-	-	(34,079)	(34,079)

Balances at December 31, 2017	5,073,000	5,073	-	-	37,070	(110,086)	(67,943)

The accompanying notes are an integral part of these audited financial statements.

ORIGINAL SOURCE MUSIC, INC.

Statements of Cash Flows

For the years ended December 31, 2017 and 2016

	Year ended December 31, 2017	Year ended December 31, 2016
	$	$

Operating Activities:
Net Loss	(34,079)	(34,507)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount on related party notes	6,446	17,004
Interest expense discharged to paid in capital	-	1,172
Changes in operating assets and liabilities:
Prepayment	(500)	-
Accounts payable and accrued expenses	4,500	(5,702)

Net Cash Used in Operating Activities	(23,633)	(22,033)

Financing Activities:
Advances under convertible notes payable
- related party	-	17,117
Proceeds from notes payable-related party	23,358	6,420
Note payment	-	(2,500)

Net Cash Provided by Financing Activities	23,358	21,037

Net Change in Cash	(275)	(996)
Cash - Beginning of Period	842	1,838

Cash - End of Period	567	842

Supplemental cash flow information:
Cash paid for:
Interest	-	-

Taxes	-	-

Non-Cash Activities
Professional fees paid by related party	1,000	-

Convertible debt related party exchanged for non-convertible debt-related party	14,617	20,015

Related-party interest forgiven to paid in-capital	-	1,509

The accompanying notes are an integral part of these audited financial statements.

ORIGINAL SOURCE MUSIC, INC.

Notes To The Audited Financial Statements

For the years ended December 31, 2017 and 2016

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

Fair Value of Financial Instruments

FASB ASC 820-10 “Fair Value Measurements” defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. This ASC also establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The accounting guidance establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3).

The three levels of the fair value hierarchy are described below:

Level 1

Unadjusted quoted prices in active markets for identical assets or liabilities that the reporting entity can access at the measurement date.

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

Level 3

Inputs that are unobservable for the assets and liabilities.

The carrying value of cash, accounts payable and accused expenses and notes payable-related party approximates their fair value due to their short-term maturity.

Income tax

The Company accounts for income taxes pursuant to ASC 740. Under ASC 740 deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss carry forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. The Company had no known material tax assets or liabilities as of December 31, 2017 or December 31, 2016.

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

Advertising costs

Advertising costs are expensed as incurred. The Company incurred no advertising costs during the years ended December 31, 2017 or 2016.

Basic and Diluted Earnings (Loss) Per Share

The Company computes earnings (loss) per share in accordance with ASC 260-10-45 “Earnings per Share”, which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic earnings (loss) per share is computed by dividing net earnings (loss) available to common stockholders by the weighted average number of outstanding common shares during the period.  Diluted earnings (loss) per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive earnings (loss) per share excludes all potential common shares if their effect is anti-dilutive.  During the year ended December 31, 2016 the Company had certain potentially dilutive convertible notes payable related party issued and outstanding.  However, the shares potentially issuable under these notes have been excluded from the calculation of diluted loss per share as the inclusion of such shares would have been anti-dilutive as the Company recognized a loss during the year ended December 31, 2016. During year ended December 31, 2017, no potentially dilutive convertible notes payable issued and outstanding.

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

During the year ended December 31, 2016, certain convertible notes were discharged and replaced with non-convertible debt. The debt holders received 90,000 shares deemed to have nominal value as an incentive to replace the terms of the debt and to forgive the interest accrued to date. Accordingly, the debt modification was deemed to be extinguishment of debt and the gain on extinguishment was netted against the financing cost arising from the amortization of remaining debt discount and classified as a component of interest expense.

During the year ended December 31, 2017, the debt holders holding 90,000 shares declined to accept the 90,000 shares (see details of promissory note M and promissory note N below in note 4).

Recent Accounting Pronouncements

We have reviewed all the recently issued, but not yet effective, accounting pronouncements and we do not believe any of these pronouncements will have a material impact on the Company.

NOTE 2:  GOING CONCERN

The unaudited financial statements for the years ended December 31, 2017 and 2016 have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has suffered a loss from operations and has negative cash flows from operations, and in all likelihood will be required to make significant future expenditures in connection with marketing efforts along with general administrative expenses. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

The principal stockholder has undertaken to finance the Company in cash for a “reasonable” period of time for the Company to continue as a going concern, assuming that in such a period of time the Company would be able to restructure its business and restart on a revenue-generating operation to support its continuation. However, it is uncertain as for how long or to what extent such a period of time would be “reasonable”, and there can be no assurance that the financing from the principal stockholder will not be discontinued.

These uncertainties may result in adverse effects on continuation of the Company as a going concern. The accompanying financial statements do not include or reflect any adjustments that might result from the outcome of these uncertainties.

NOTE 3:  CONVERTIBLE NOTES PAYABLE –RELATED PARTY

	Year ended December 31, 2017	Year ended December 31, 2016
	$	$

Convertible Note F
Principal	-	5,703
Debt discount	-	(1,267)

Convertible Note G
Principal	-	7,114
Debt discount	-	(4,269)

Convertible Note I
Principal	-	300
Debt discount	-	(95)

Convertible Note J
Principal	-	1,500
Debt discount	-	(815)

Total convertible notes payable
Related party, net of debt discount	-	8,171

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

Convertible Note D:

On September 14, 2015, a related party loaned the Company $3,260. The note was interest free until June 30, 2016 after which time it bore interest at 6%. The note was convertible at the option of the holder into shares of Original Source Music, Inc. common stock.  The number of issuable shares is equal to dividing the balance of the note by double the par value (currently $0.001). The note had a balance of $3,260 as of December 31, 2016 and matured on December 31, 2016. The Company assessed the embedded conversion feature and determined that the fair value of the underlying common stock at inception exceeded the conversion price of this note and accordingly recorded a beneficial conversion feature (capped at proceeds received) of $3,260. Such beneficial conversion feature is accounted for as a debt discount which was amortized to interest expense, using the straight line interest rate method, over the life of the note.

On December 31, 2016, the principle balance was cancelled and replaced by Note M, and the accrued interest was forgiven. All unamortized debt discount at the time of extinguishment got amortized to interest expense in the year discharged.

Convertible Note E:

On November 6, 2015, a related party loaned the Company $1,500. The note was interest free until December 31, 2016 after which time it bore interest at 6%. The note was convertible at the option of the holder into shares of Original Source Music, Inc. common stock.  The number of issuable shares is equal to dividing the balance of the note by double the par value (currently $0.001). The note had a balance of $1,500 as of December 31, 2016 and matured on December 31, 2016.  The Company assessed the embedded conversion feature and determined that the fair value of the underlying common stock at inception exceeded the conversion price of this note and accordingly recorded a beneficial conversion feature (capped at proceeds received) of $1,500.  Such beneficial conversion feature is accounted for as a debt discount which is amortized to interest expense, using the straight line interest rate method, over the life of the note.

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

Convertible Note H:

On May 20, 2016, a related party loaned the Company $2,500. The note was interest free until December 31, 2016 after which time it bears interest at 6%. The note is convertible at the option of the holder into shares of Original Source Music, Inc. common stock.  The number of issuable shares is equal to dividing the balance of the note by double the par value (currently $0.001). The note was repaid in full on August 1, 2016. The Company assessed the embedded conversion feature and determined that the fair value of the underlying common stock at inception exceeded the conversion price of this note and accordingly recorded a beneficial conversion feature (capped at proceeds received) of $2,500.  Such beneficial conversion feature is accounted for as a debt discount which is amortized to interest expense, using the straight line interest rate method, over the life of the note. This note was repaid during the year ended December 31, 2016, and accordingly any remaining unamortized debt discount was charged to interest expense in 2016.

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

In July 2017, Convertible Note F, G and I in the aggregate amount of $13,117 were exchanged for a non-convertible promissory note in the amount of $13,117 (see details of promissory note below in note 4) and 100,000 shares of common stock.

On December 28, 2017, the holders of Convertible Note F, G and I in the aggregate amount of $13,117 declined to accept 100,000 shares of common stock of the Company.

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

In July 2017, Convertible Note J was exchanged for a non-convertible promissory note in the amount of $1,500 (see details of promissory note below in note 4) and 10,000 shares of common stock.

On December 28, 2017, the holder of Convertible Note J in the amount of $1,500 declined to accept 10,000 shares of common stock of the Company.

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

Note M:

On December 31, 2016 Convertible Promissory Note A in the amount of $3,255 dated December 31, 2014 and, Convertible Promissory Note B in the amount of $6,000 dated January 21, 2015 and Convertible Promissory Note D in the amount of $3,260 dated September 14, 2015, were cancelled and a new single note was issued to replace the three promissory notes in the amount of $12,515. The new note is payable to a related party, VentureVest Capital Corporation and is due on or before December 31, 2018. The note is interest free until December 31, 2018 after which time it shall bear interest at the rate of 6% per annum and requires no periodic payment until maturity. 50,000 shares of the authorized but unissued common stock of the corporation will be issued to VentureVest Capital Corporation within 30 days of the signing of the promissory note valued at par.

During the year ended December 31, 2017, VentureVest Capital Corporation declined to accept 50,000 shares of the authorized but unissued common stock of the Company. Accordingly, the paid-in capital was increased by $50.

Note N:

On December 31, 2016, Convertible Promissory Note C in the amount of $6,000 dated March 30, 2015 and, Convertible Promissory Note E in the amount of $1,500 dated June 11, 2015, were cancelled and a new single note was issued to replace the two promissory notes in the amount of $7,500. The new note is payable to Terayco Enterprises Ltd., a related party and is due on or before December 31, 2018. The note is interest free until December 31, 2018 after which time it shall bear interest at the rate of 6% per annum and requires no periodic payment until maturity. 40,000 shares of the authorized but unissued common stock of the corporation will be issued to Terayco Enterprises Ltd. within 30 days of the signing of the promissory note valued at par.

During the year ended December 31, 2017, Terayco Enterprises Ltd. declined to accept 40,000 shares of the authorized but unissued common stock of the Company. Accordingly, the paid-in capital was increased by $40.

Note P:

On March 21, 2017, a related party loaned the Company $2,600. The note is interest free until December 31, 2018 after which time it’ll bear interest at 6%. The note matures on December 31, 2018 and requires no periodic payment until maturity.

Note Q:

On June 29, 2017, a related party loaned the Company $6,323. The note is interest free until December 31, 2018 after which time it’ll bear interest at 6%. The note matures on December 31, 2018 and requires no periodic payment until maturity.

Note R:

On December 31, 2017 Convertible Promissory Note F in the amount of $5,703 dated February 16, 2016 and, Convertible Promissory Note G in the amount of $7,114 dated May 6, 2016 and Convertible Promissory Note I in the amount of $300 dated June 13, 2016, were cancelled and a new single note was issued to replace the three promissory notes in the amount of $13,117. The new note is payable to a related party, Terayco Enterprises Ltd. and is due on or before December 31, 2018. The note is interest free until December 31, 2018 after which time it shall bear interest at the rate of 6% per annum and requires no periodic payment until maturity. 100,000 shares of the authorized but unissued common stock of the corporation will be issued to Terayco Enterprises Ltd. within 30 days of the signing of the promissory note valued at par.

Note S:

On December 31, 2017 Convertible Promissory Note J in the amount of $1,500 dated July 7, 2016 was cancelled and a new single note was issued to replace the promissory note. The new note is payable to a related party, VentureVest Capital Corporation and is due on or before December 31, 2018. The note is interest free until December 31, 2018 after which time it shall bear interest at the rate of 6% per annum and requires no periodic payment until maturity. 10,000 shares of the authorized but unissued common stock of the corporation will be issued to VentureVest Capital Corporation within 30 days of the signing of the promissory note valued at par.

Note T:

On July 22, 2017, a related party loaned the Company $3,800. The note is interest free until December 31, 2018 after which time it’ll bear interest at 6%. The note matures on December 31, 2018 and requires no periodic payment until maturity.

Note U:

On August 25, 2017, a related party loaned the Company $2,260. The note is interest free until December 31, 2018 after which time it’ll bear interest at 6%. The note matures on December 31, 2018 and requires no periodic payment until maturity.

Note V:

On October 4, 2017, a related party loaned the Company $3,875. The note is interest free until December 31, 2018 after which time it’ll bear interest at 6%. The note matures on December 31, 2018 and requires no periodic payment until maturity.

Note W:

On December 24, 2017, a related party loaned the Company $4,500. The note is interest free until December 31, 2018 after which time it’ll bear interest at 6%. The note matures on December 31, 2018 and requires no periodic payment until maturity.

NOTE 5:  INCOME TAXES

As of December 31, 2016, the Company had net operating loss carry forwards of $76,007 that may be available to reduce future years’ taxable income through 2035. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

	Year ended December 31, 2017	Year ended December 31, 2016
	$	$

Federal income tax benefit attributable to:
Current Operations	(7,156)	(11,732)
Less: change in valuation allowance	7,156	11,732

Net provision for Federal income taxes	-	-

The Tax Cuts and Jobs Act was signed into law on December 22, 2017 and significantly changes tax law in the United States by, among other items, reducing the federal corporate income tax rate from a maximum of 34% to 21% (effective January 1, 2018). The cumulative tax effect at the expected rate of significant items comprising our net deferred tax amount is as follows:

	December 31, 2017	December 31, 2016
	$	$

Deferred tax asset attributable to:
Net operating loss carryover	23,118	25,842
Less: valuation allowance	(23,118)	(25,842)

Net deferred tax asset	-	-

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $110,086 as of December 31, 2017 for Federal income tax reporting purposes are subject to annual limitations should a change in ownership occur.

NOTE 6:  OTHER RELATED PARTY TRANSACTIONS

For the year ended December 31, 2017, $1,000 of professional fees associated with the preparation of the Company’s 2017 financial statements were paid by a related party on behalf of the Company. These fees were recorded as contributed capital by a related party since no consideration was paid, or will be paid, in exchange for these payments.

NOTE 7:  SUBSEQUENT EVENTS

On March 19, 2018, Big Emperor, Ltd. a British Virgin Islands company (“Big Emperor”) purchased 3,500,000 shares of common stock (the “Shares”) of Original Source Music, Inc.  (the “Company”) for $93,800.00.  Of the Shares, 3,000,000 were acquired from Lecia L. Walker, the Company’s Chief Executive Officer and a Director, and 500,000 were acquired from Esther Lynn Atwood, a Company Director. The Shares represent approximately 69% of the Company’s issued and outstanding common stock.

With the proceeds from the acquisition of the Shares, Ms. Walker and Ms. Atwood agreed to pay $64,410.00 to holders of promissory notes issued by the Company in full satisfaction of principal and interest in all outstanding promissory notes issued by the Company.

On March 19, 2018, the Company’s board of directors appointed Tsang Chi Hin, age 59, as its Chief Executive Officer, and as director to hold office until the next annual meeting of shareholders and until his successor is duly elected and qualified or until his resignation or removal.

Following the appointment of Mr. Tsang as an officer and director of the Company, Lecia L. Walker resigned her position as our Chief Executive Officer and Director and Esther Lynn Atwood resigned her position as Director.  Both resignations are effective as of March 19, 2018.

On March 19, 2018, the Convertible Notes listed in Note 3 as Convertible Note A through Convertible Note J, inclusive, were paid in full. On March 19, 2018, the Convertible Notes listed in Note 4 as Convertible Note K through Convertible Note W, inclusive, were paid in full.

On April 11, 2018, our company engaged Lo and Kwong C.P.A. Company Limited (“Lo and Kwong”) as our new independent registered public accounting firm.  On April 5, 2018, Pritchett, Siler & Hardy, P.C. (“Pritchett, Siler”) provided notice that they were ceasing their services as our company’s independent registered public accounting firm.  The reports of Pritchett, Siler on our company’s financial statements as of and for the fiscal years ended December 31, 2016 and December 31, 2015 contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle except to indicate that there was substantial doubt about our company’s ability to continue as a going concern.  Our company’s Board of Directors participated in and approved the decision to change independent registered public accounting firms.  Through the interim periods (subsequent to our period ended September 30, 2017) to April 11, 2018 (the date of change in accountants), there have been no disagreements with Pritchett, Siler on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Pritchett, Siler, would have caused them to make reference to the subject matter of the disagreements in connection with their report on the financial statements for such years.

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND

    FINANCIAL DISCLOSURE

None.

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

Under the supervision and with the participation of our CEO and Principal Accounting Officer, or the persons performing similar functions, our management has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report.  Based on that evaluation, our CEO and Principal Accounting Officer, or the persons performing similar functions, concluded that our disclosure controls and procedures were effective as of December 31, 2017.

Management’s Annual Report on Internal Control over Financial Reporting:

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act, for the Company. Our internal control over financial reporting is the process designed by and under the supervision of our CEO and Principal Accounting Officer, or the persons performing similar functions, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external reporting in accordance with accounting principles generally accepted in the United States of America.  Management has determined that our internal control over financial reporting was not effective as of December 31, 2017.

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

Evaluation of Changes in Internal Control over Financial Reporting:

Under the supervision and with the participation of our CEO and Principal Accounting Officer, or those persons performing similar functions, our management has evaluated changes in our internal controls over financial reporting that occurred during the year ended December 31, 2017.  Based on that evaluation, our CEO and Principal Accounting Officer, or those persons performing similar functions, did not identify any change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Our directors and executive officers and their ages as of December 31, 2017 were as follows:

Name	Age	Position

Lecia L. Walker	48	President, Director

E. Lynn Atwood	70	Secretary, Director

Lecia L. Walker

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

Please see Note 7: “Subsequent Events” above.  Effective as of March 19, 2018, Lecia L. Walker resigned her position as our Chief Executive Officer and Director.

E. Lynn Atwood

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

Please see Note 7: “Subsequent Events” above.  Effective as of March 19, 2018, E. Lynn Atwood resigned her position as Director.

Tsang Chi Hin

Please see Note 7: “Subsequent Events” above.

Tsang Chi Hin is being a President and director effective as of March 19 2018. He is currently the Chairman of Honesty Health Industry Limited, a Hong Kong limited company that develops and sells health products throughout Hong Kong and mainland China.  He has held this role since January 1, 2015.

Mr. Tsang was the Co-founder of Proactive Technology Holdings Limited which was listed on the Growth Enterprises Market (GEM) Board of the Stock Exchange of Hong Kong (stock code. 8089; current name is Chinese Strategic Holdings Limited) in 2000.  He served as the Chairman and Chief Executive Officer of Proactive Technology Limited from 25 Feb 2000 to 16 Oct 2007.  Mr. Tsang then acted as the Chief Executive Officer in China Eco-Farming Limited (GEM Board stock code 8166) from 30 Sept 2008 to 1 Jan 2015.

Mr. Tsang holds a bachelor degree in economics of the Chinese University of Hong Kong in 1984 and a higher certificate in electronic engineering in the Hong Kong Polytechnic University in 1983. He has over 30 years of experience in the telecommunications and electronic industries.  Mr. Tsang started his marketing career in 1984. In 1987, he joined Hongkong Telecom as a consultant in marketing data communication services and his last position was account director.

Section 16(a) Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Securities Exchange Act of 1934, as amended, an officer, director, or greater-than-10% shareholder of the registrant must file a Form 4 reporting the acquisition or disposition of registrant's equity securities with the Securities and Exchange Commission no later than the end of the second business day after the day the transaction occurred unless certain exceptions apply.  Transactions not reported on Form 4 must be reported on Form 5 within 45 days after the end of the registrant's fiscal year.  Such persons must also file initial reports of ownership on Form 3 upon becoming an officer, director, or greater-than-10% shareholder.  To our knowledge, based solely on a review of the copies of these reports furnished to it, the officers, directors, and greater than 10% beneficial owners have complied with all applicable Section 16(a) filing requirements during 2017.

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

ITEM 11.  EXECUTIVE COMPENSATION

Compensation of Executive Officers

During the last four fiscal years, there has been no compensation awarded to, earned by or paid to any executive officer nor did the registrant have any compensatory plans in effect for stock options.

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

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND

  RELATED STOCKHOLDERS MATTERS

The following table sets forth, as of April 12, 2018, the number and percentage of outstanding shares of the registrant’s common stock owned by (i) each person known to us to beneficially own more than 5% of its outstanding common stock, (ii) each director, (iii) each named executive officer, and (iv) all officers and directors as a group.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Outstanding Shares

Tsang Chi Hin 8547 E. Arapahoe Road #J453 Greenwood Village, CO 80112	3,500,000	68.99%

Directors and Executive Officers as a Group	3,500,000	68.99%

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Promissory Notes Payable - Related Party

On December 31, 2017, three promissory notes in the amount of $22,117 payable to Terayco Enterprises Ltd., a related party and its due on or before December 31, 2018. The note is interest free until December 31, 2018 after which time it shall bear interest at the rate of 6% per annum and requires no periodic payment until maturity. The three promissory notes in the amount of $22,117 was fully settled after December 31, 2017.

On December 31, 2017, three promissory notes shown below in the amount of $20,035 payable to VentureVest Capital, Corp., a related party and its due on or before December 31, 2018. The note is interest free until December 31, 2018 after which time it shall bear interest at the rate of 6% per annum and requires no periodic payment until maturity. The three promissory notes in the amount of $20,035 was fully settled after December 31, 2017.

NAME	DATE OF NOTE	AMOUNT
VentureVest Capital, Corp.	December 31, 2016	4,920
VentureVest Capital, Corp.	December 31, 2016	12,515
VentureVest Capital, Corp.	March 21, 2017	2,600
		20,035

On December 31, 2017, six promissory notes in the amount of $22,258 payable to VentureVest Capital, Corp., a related party and its due on or before December 31, 2018. The note is interest free until December 31, 2018 after which time it shall bear interest at the rate of 6% per annum and requires no periodic payment until maturity. The six promissory notes in the amount of $22,258 was fully settled after December 31, 2017.

NAME	DATE OF NOTE	AMOUNT
VentureVest Capital, Corp.	June 29, 2017	6,323
VentureVest Capital, Corp.	July 22, 2017	3,800

VentureVest Capital, Corp.	July 7, 2017	1,500
VentureVest Capital, Corp.	August 25, 2017	2,260
VentureVest Capital, Corp.	October 4, 2017	3,875
VentureVest Capital, Corp.	December 24, 2017	4,500
		22,258

Spin-off from Predecessor

On February 5, 2014, the board of directors of Original Source Entertainment, Inc. approved the spin-off of the registrant to its shareholders. The spin-off was accomplished in connection a change of control.  Under the terms of the spin-off, our common shares were distributed on a pro-rata basis to each holder of Original Source Entertainments' common shares on the record date without any consideration or action on the part of such holders, and the holders of Original Source Entertainments' common shares as of the record date will become owners of 100 percent of our common shares. The spin-off will be consummated only upon the satisfactory resolution of all comments from the SEC to the Form 10 and its effectiveness.

Lecia L. Walker and E. Lynn Atwood were officers, directors and principal shareholders of Original Source Entertainment through the closing date of the Share Exchange.

There were no other agreements between Original Source Entertainment and the registrant after the spin-off.

Original Source Entertainment will not retain any liability relating to the registrant after the spin-off.

As a result of this spin-out of the registrant from its parent company and the approved 50,073 for 1 forward split, there is a total 5,073,000 shares issued and outstanding.

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

We have incurred fees and expenses from Pritchett, Siler & Hardy, P.C. of $3,350 for the 2016 fiscal years and incurred fees and expenses from Lo and Kwong C.P.A. Company Limited of $3,000 for the 2017 fiscal year.  Fees included work completed for our annual audit and for the review of our financial statements included in our Form 10.

Tax Fees

We have not incurred fees and expenses for the 2017 and 2016 fiscal years for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Board of Directors, acting as the Audit Committee considered whether, and determined that, the auditor's provision of non-audit services was compatible with maintaining the auditor's independence.  All of the services described above for fiscal years 2017 and 2016 were approved by the Board of Directors pursuant to its policies and procedures.  We intend to continue using independent accounting firm for the audit and audit-related services.

ITEM 15.

EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)

List of Financial statements included in Part II hereof

Report of Independent Registered Public Accounting Firm

Balance Sheet:

December 31, 2017 and 2016

Statements of Operations:

For the years ended December 31, 2017 and 2016

Statements of Changes in Shareholders’ Equity:

For the years ended December 31, 2017 and 2016

Statements of Cash Flows:

For the years ended December 31, 2017 and 2016

Notes to Financial Statements:

For the years ended December 31, 2017 and 2016

(a)(2)

List of Financial Statement schedules included in Part IV hereof:  None

(a)(3)

Exhibits

The following exhibits are included herewith:

Exhibit No.	Description

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Form 10 filed by the Issuer on December 3, 2015)
3.2	Bylaws of Original Source Music, Inc. (incorporated by reference to Exhibit 3.2 to the Form 10 filed by the Issuer on December 3, 2015)
3.3	Specimen of Stock Certificate (incorporated by reference to Exhibit 3.3 to the Form 10 filed by the Issuer on December 3, 2015)
10.1	License Agreement (incorporated by reference to Exhibit 10.1 to the Form 10 filed by the Issuer on December 3, 2015)
10.2	Assignment of License Agreement (incorporated by reference to Exhibit 10.1 to Form 10 filed by the Issuer on December 3, 2015)
10.3	Option Agreement (incorporated by reference to Exhibit 10.3 to the Form 10-12G/A filed by the Issuer on January 11, 2016)
31.1	Certification of Chief Executive Officer and Principal Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer and Principal Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Principal Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*

XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Report to be signed on its behalf by the undersigned duly authorized person.

Dated: April 23, 2018

Original Source Music, Inc.

/s/Tsang Chi Hin

By:  Tsang Chi Hin, Chief Executive Officer

In accordance with the requirements of the Securities Exchange Act of 1934, as amendment, this report has been signed by the following persons in the capacities and on the dates stated.

Signature	Title	Date
/s/Tsang Chi Hin Tsang Chi Hin	Chief Executive Officer	April 23, 2018