Form 10-Q
period 2018-03-31
Original Source Music, Inc.
filed 2018-05-18
CIK 1639836

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018 or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________to _________

000-55516

Commission file number

ORIGINAL SOURCE MUSIC, INC.

(Exact name of registrant as specified in its charter)

NEVADA	20-8594615
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

8547 E. Arapahoe Road #J453 Greenwood Village, CO	80112
(Address of principal executive offices)	(Zip Code)

303-953-4245

Registrant’s telephone number, including area code

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No []

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [x]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [x] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding May 18, 2018
Common Stock, $0.001 par value per share	5,073,000 shares

PART I – FINANCIAL INFORMATION

Item 1.  Condensed Financial Statements

Original Source Music, Inc.

Balance Sheets

As of March 31, 2018, and December 31, 2017

(Unaudited)

	March 31, 2018	December 31, 2017
	$	$

ASSETS

Current Assets
Prepayment	-	500
Cash	1	567
Total Current Assets	1	1,067

TOTAL ASSETS	1	1,067

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and accrued expenses	4,201	4,600
Notes payable-related party	-	64,410
Total Liabilities	4,201	69,010

Stockholders’ Deficit
Preferred stock, $0.001 par value; 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.001 par value; 45,000,000 shares
Authorized 5,073,000 shares issued and outstanding	5,073	5,073
Additional Paid-In Capital	37,070	37,070
Other reserve	64,410	-
Accumulated Deficit	(110,753)	(110,086)
Total Stockholders' Deficit	(4,200)	(67,943)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	1	1,067

See accompanying notes to unaudited condensed financial statements.

Original Source Music, Inc.

Condensed Statements of Operations

For the three months ended March 31, 2018 and 2017

(Unaudited)

	For the three months ended March 31,
	2018	2017
Revenue	10	121

Other income	1,117	-

Operating expenses:
General and administrative	594	175
Professional fees	1,200	3,800
Total operating expenses	1,794	3,975

Loss from operations	(667)	(3,854)

Interest expense, related parties	-	(2,785)

Loss before income taxes	(667)	(6,639)

Provision for income taxes	-	-

Net loss	(667)	(6,639)

Net loss per common share Basic and diluted	(0.00)*	($0.00)*

Weighted number of shares outstanding
Basic and diluted	5,073,000	5,073,000

*denotes net loss per common share of less than $0.01 per share.

See accompanying notes to unaudited condensed financial statements.

Original Source Music, Inc.

Condensed Statements of Cash Flows

For the three months ended March 31, 2018 and 2017

(Unaudited)

	For the three months ended March 31,
	2018	2017

Cash Flows From Operating Activities:
Net loss	$ (667)	$ (6,639)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	-	2,785
Change in operating assets and liabilities:
Prepayment	500	-
Accounts payable and accrued expenses	(399)	1,300

Net cash used in operating activities	(566)	(2,554)

Net Cash Flows From Financing Activities:
Proceeds from issuance of notes payable, related party	-	2,600

Net (Decrease) Increase In Cash And Cash Equivalents	(566)	46

Cash And Cash Equivalents at beginning of period	567	842

Cash And Cash Equivalents at end of period	$ 1	$ 888

Supplemental disclosure of cash flow information
Cash paid for:
Interest	$ -	$ -
Income Taxes	$ -	$ -

Supplemental schedule of non-cash investing and financing activities
Beneficial conversion feature	$ -	$ -

See accompanying notes to unaudited condensed financial statements.

 Original Source Music, Inc.

Notes to the Unaudited Condensed Financial Statements

March 31, 2018

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Original Source Music, Inc was incorporated under the laws of the State of Nevada on August 20, 2009, and established a fiscal year ended of December 31. The Company was formed to license songs to the television and movie industry. The Company was a wholly owned subsidiary of Original Source Entertainment, Inc., a publicly traded Nevada corporation.  On February 5, 2014, the board of directors of Original Source Entertainment authorized the spin-off of the registrant to shareholders of record as of February 25, 2014.

On March 19, 2018, the Company’s board of directors and officer sold their interest in the Company to Big Emperor, Ltd. a British Virgin Islands company (“Big Emperor”). The total number of shares purchased was 3,500,000 shares of common stock (the “Shares”) of Original Source Music, Inc.  (the “Company”) for $93,800.00 (the “Transaction”).  Of the Shares, 3,000,000 were acquired from Lecia L. Walker, the Company’s Chief Executive Officer and a Director, and 500,000 were acquired from Esther Lynn Atwood, a Company Director. The Shares represent approximately 69% of the Company’s issued and outstanding common stock.

Along with the Transaction, the Company’s board of directors appointed Tsang Chi Hin, age 59, as its Chief Executive Officer, and as director to hold office until the next annual meeting of shareholders and until his successor is duly elected and qualified or until his resignation or removal. Following the appointment of Mr. Tsang as an officer and director of the Company, Lecia L. Walker resigned her position as our Chief Executive Officer and Director and Esther Lynn Atwood resigned her position as Director.  Both resignations are effective as of March 19, 2018.

With the proceeds from the acquisition of the Shares, Ms. Walker and Ms. Atwood agreed to pay $64,410.00 to holders of promissory notes issued by the Company in full satisfaction of principal and interest in all outstanding promissory notes issued by the Company. On March 19, 2018, all the Convertible Notes listed as Convertible Notes F through Convertible J, inclusive, and Promissory Notes K through Promissory Note W, inclusive, were paid in full. Lecia L. Walker and Esther Lynn Atwood have waived all amounts due by the Company at March 19, 2018.

The Company has decided to not pursue its original business plan and is currently in the process of evaluating new business opportunities.  Our CEO is exploring such options.

These condensed financial statements have been prepared on a going concern basis. Our auditor has expressed substantial doubt as to whether we will be able to continue to operate as a “going concern” due to the fact that the Company has incurred net operating losses of $667 from inception through March 31, 2018 and has not yet established on going source of revenues sufficient to cover its operating costs and allow it continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company obtaining the adequate capital to fund operating losses until it becomes profitable.  If the Company is unable to obtain adequate capital, it could be forced to cease operations.

Based on our financial history since inception, our auditor has expressed substantial doubt as to our ability to continue as a going concern.  As reflected in the accompanying financial statements, as of March 31, 2018, we had an accumulated deficit totaling $110,753.  This raises substantial doubts about our ability to continue as a going concern.

Basis of Presentation

The financial statements present the balance sheet, statements of operations and cash flows of the Company.  These financial statements are presented in the United States dollars and have been prepared in accordance with accounting principles generally accepted in the United States.

Unaudited Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for financial information and with the instructions to Form 10-Q.  They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements.  However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2017 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.  The unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended March 31, 2018 are not necessarily indicative of the results that may be expected for the year ended December 31, 2018.

Net Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Fully diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive financial instruments issued or outstanding for the periods ended March 31, 2018 or March 31, 2017.

Income Taxes

The Company accounts for income taxes pursuant to FASB ASC 740. Deferred tax assets and liabilities are determined based on temporary differences between the bases of certain assets and liabilities for income tax and financial reporting purposes. The deferred tax assets and liabilities are classified according to the financial statement classification of the assets and liabilities generating the differences.

The Company maintains a valuation allowance with respect to deferred tax assets. The Company establishes a valuation allowance based upon the potential likelihood of realizing the deferred tax asset and taking into consideration the Company’s financial position and results of operations for the current period. Future realization of the deferred tax benefit depends on the existence of sufficient taxable income within the carry-forward period under the Federal tax laws.

Changes in circumstances, such as the Company generating taxable income, could cause a change in judgment about the realizability of the related deferred tax asset. Any change in the valuation allowance will be included in income in the year of the change in estimate.

Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of March 31, 2018 the carrying value of accounts payable and accrued expenses approximated to the fair value due to the short-term nature and maturity of these instruments.

Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities. Actual results could differ from those estimates made by management.

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09 (“ASU 2014-09”), Revenue from Contracts with Customers, which supersedes the revenue recognition requirements in ASC Topic 605, Revenue Recognition, and most industry-specific guidance. The new standard requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In July 2015, the FASB approved a one-year deferral of the effective date of this standard to annual reporting periods, and interim reporting periods within those years, beginning after December 15, 2017. The adoption of this guidance did not have a significant impact on the Company’s consolidated financial statements.

NOTE  2 – PROMISSORY NOTES PAYABLE – RELATED PARTY

Note K:

On December 31, 2016, a related party loaned the Company $4,920. The note is interest free until December 31, 2018 after which time it’ll bear interest at 6%. The note matures on December 31, 2018 and requires no periodic payment until maturity.

All are paid-in-full during the three months ended March 31, 2018.

Note L:

On December 31, 2016, a related party loaned the Company $1,500. The note is interest free until December 31, 2018 after which time it’ll bear interest at 6%. The note matures on December 31, 2018 and requires no periodic payment until maturity.

All are paid-in-full during the three months ended March 31, 2018.

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

All are paid-in-full during the three months ended March 31, 2018.

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

All are paid-in-full during the three months ended March 31, 2018.

Note P:

On March 21, 2017, a related party loaned the Company $2,600. The note is interest free until December 31, 2018 after which time it’ll bear interest at 6%. The note matures on December 31, 2018 and requires no periodic payment until maturity.

All are paid-in-full during the three months ended March 31, 2018.

Note Q:

On June 29, 2017, a related party loaned the Company $6,323. The note is interest free until December 31, 2018 after which time it’ll bear interest at 6%. The note matures on December 31, 2018 and requires no periodic payment until maturity.

All are paid-in-full during the three months ended March 31, 2018.

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

All are paid-in-full during the three months ended March 31, 2018.

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

All are paid-in-full during the three months ended March 31, 2018.

Note T:

On July 22, 2017, a related party loaned the Company $3,800. The note is interest free until December 31, 2018 after which time it’ll bear interest at 6%. The note matures on December 31, 2018 and requires no periodic payment until maturity.

All are paid-in-full during the three months ended March 31, 2018.

Note U:

On August 25, 2017, a related party loaned the Company $2,260. The note is interest free until December 31, 2018 after which time it’ll bear interest at 6%. The note matures on December 31, 2018 and requires no periodic payment until maturity.

All are paid-in-full during the three months ended March 31, 2018.

Note V:

On October 4, 2017, a related party loaned the Company $3,875. The note is interest free until December 31, 2018 after which time it’ll bear interest at 6%. The note matures on December 31, 2018 and requires no periodic payment until maturity.

All are paid-in-full during the three months ended March 31, 2018.

Note W:

On December 24, 2017, a related party loaned the Company $4,500. The note is interest free until December 31, 2018 after which time it’ll bear interest at 6%. The note matures on December 31, 2018 and requires no periodic payment until maturity.

All are paid-in-full during the three months ended March 31, 2018.

NOTE 3 – CAPITAL STOCK

The Company’s capitalization is 5,073,000 common shares with a par value of $0.001 per share.  No preferred shares have been authorized or issued.

During the three months ended March 31, 2018 and March 31, 2017, the Company did not issue any additional common stock shares.

NOTE 4 – SUBSEQUENT EVENTS

None.

Item 2.  Management’s Discussion and Analysis or Plan of Operation.

FORWARD-LOOKING STATEMENTS

Certain matters discussed herein are forward-looking statements.  Such forward-looking statements contained in this Form 10-Q involve risks and uncertainties, including statements as to:

1.	our future operating results;
2.	our business prospects;
3.	any contractual arrangements and relationships with third parties;
4.	the dependence of our future success on the general economy;
5.	any possible financings; and
6.	the adequacy of our cash resources and working capital.

These forward-looking statements can generally be identified as such because the context of the statement will include words such as we “believe,” “anticipate,” “expect,” “estimate” or words of similar meaning.   Similarly, statements that describe our future plans, objectives or goals are also forward-looking statements.   Such forward-looking statements are subject to certain risks and uncertainties which are described in close proximity to such statements and which could cause actual results to differ materially from those anticipated as of the date of filing of this Form 10-Q.   Shareholders, potential investors and other readers are urged to consider these factors in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements.  The forward-looking statements included herein are only made as of the date of filing of this Form 10-Q, and we undertake no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

This discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results may differ materially from those anticipated in these forward-looking statements.

Business Overview

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

As of March 31, 2018, we had no employees other than our officers, who were also our directors.

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

On March 19, 2018, the Convertible Notes listed as Convertible Note A through Convertible Note J, inclusive, were paid in full. On March 19, 2018, the Convertible Notes listed as Convertible Note K through Convertible Note W, inclusive, were paid in full. Lecia L. Walker and Esther Lynn Atwood have waived all amounts due by the Company at March 19, 2018.

The Company has decided to not pursue its original business plan and is currently in the process of evaluating new business opportunities after change of shareholders and directors.  Our CEO is exploring such options.

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

Our critical accounting policies are described in our Annual Report on Form 10-K for the year ended December 31, 2017. There have been no material changes to our critical accounting policies as of and for the three months ended March 31, 2018.

For the unaudited three month period ending March 31, 2018 and 2017

Results of Operations

During the three months ended March 31, 2018, we generated revenues of $10 compared to revenues of $121 during the three months ended March 31, 2017.

During the three months ended March 31, 2018, operating expenses, including general and administrative expenses and professional fees, were $1,794 compared to $3,975 of operating expenses during the three months ended March 31, 2017. The decrease of $2,181 in operating expenses during the three months ended March 31, 2018, was primarily attributed to a decrease in legal fees and accounting fees and an increase in general and administrative expenses during the three months ended March 31, 2018.

Other income consists of the written-off of loan to company because of cancellation of loan to company. Other income increased by $1,117 during the three months ended March 31, 2018 from nil compared with other income of nil during the three months ended March 31, 2017.

Interest expense consists of the amortization of debt discounts associated with convertible notes due to related parties. Interest expense decreased by $2,785 during the three months ended March 31, 2018, to nil compared with interest expense of $2,785 during the three months ended March 31, 2017.

For the three months ended March 31, 2018, the Company incurred a net loss of $677 compared to a net loss of $6,639 for the three months ended March 31, 2017. The increase in the net profit was mainly related to the increase of $1,117 in other income as discussed above.

Liquidity and Capital Resources

As of March 31, 2018, we had cash of $1, the Company anticipate that our current cash and cash equivalents and cash generated from operations, if any, will be insufficient to satisfy our liquidity requirements for at least the next 12 months.

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

Operating Activities

Net cash used in operating activities was $566 during the three months ended March 31, 2018, compared with $2,554 used in operating activities during the three months ended March 31, 2017. The $3,120 increase in cash used in operations was due to a decrease in legal fees and accounting fees and an increase in general and administrative expenses during the three months ended March 31, 2018.

Investing Activities

The Company neither generated nor used cash in investing activities during the three months ended March 31, 2018 and 2017.

Financing Activities

Cash flows from financing activities was nil during the three months ended March 31, 2018 while provided by financing activities was $2,600 during the three months ended March 31, 2017.

During the three months ended March 31, 2017, the Company issued a promissory note to a related party in the amount of $2,600 that matures December 31, 2018, and is interest free until December 31, 2017, at which time it will bear interest at 6% per annum.

Going Concern

Our auditor has expressed substantial doubt as to whether we will be able to continue to operate as a “going concern” due to the fact that the Company has incurred net operating losses of $667 from inception through March 31, 2018 and has not yet established on going source of revenues sufficient to cover its operating costs and allow it continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company obtaining the adequate capital to fund operating losses until it becomes profitable.  If the Company is unable to obtain adequate capital, it could be forced to cease operations.

Based on our financial history since inception, our auditor has expressed substantial doubt as to our ability to continue as a going concern.  As reflected in the accompanying financial statements, as of March 31, 2018, we had an accumulated deficit totaling $110,753.  This raises substantial doubts about our ability to continue as a going concern.

Off Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements.

Inflation

We do not believe that inflation has had in the past or will have in the future any significant negative impact on our operations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not required for smaller reporting companies.

Item 4. Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer are responsible for establishing and maintaining disclosure controls and procedures for the Company.

(a) Evaluation of Disclosure Controls and Procedures

Based on the evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Accounting Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) are not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s (“SECs”) rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Accounting Officer, as appropriate to allow timely decisions regarding required disclosure. As of March 19, 2018, the Company has employed a new Chief Executive Officer, who also serves as the Chief Financial Officer,and the CEO/CFO is evaluating the Company’s disclosure controls and internal controls.

(b) Changes in the Company’s Internal Controls Over Financial Reporting

Other than described above, there have been no changes in the Company’s internal control over financial reporting during the most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II - Other Information

Item 1. Legal Proceedings

There are no legal proceedings, which are pending or have been threatened against us or any of our officers, directors or control persons of which management is aware.

Item 1A.  Risk Factors

Not applicable to smaller reporting companies.

Item 2. Unregistered Sales Of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities during the interim periods ended March 31, 2018 and 2017.

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

ORIGINAL SOURCE MUSIC, INC.

Dated: May 18, 2018	By:	/s/ Tsang Chi Hin
Tsang Chi Hin
Chief Executive Officer, Chief Accounting Officer & Chairman