Form 10-Q
period 2018-06-30
Original Source Music, Inc.
filed 2018-08-20
CIK 1639836

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018 or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [x] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [x] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding as of August 17, 2018
Common Stock, $0.001 par value per share	5,073,000 shares

PART I – FINANCIAL INFORMATION

Item 1.  Condensed Financial Statements

Original Source Music, Inc.

Condensed Balance Sheets

 (Unaudited)

	June 30, 2018	December 31, 2017
	$	$

ASSETS

Current Assets
Prepayment	-	500
Cash	-	567
Total Current Assets	-	1,067

TOTAL ASSETS	-	1,067

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and accrued expenses	1,200	4,600
Due to a related party	14,320	-
Notes payable-related party	-	64,410
Total Liabilities	15,520	69,010

Stockholders’ Deficit
Preferred stock, $0.001 par value; 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.001 par value; 45,000,000 shares
authorized; 5,073,000 shares issued and outstanding	5,073	5,073
Additional Paid-In Capital	37,070	37,070
Other reserve	64,410	-
Accumulated Deficit	(122,073)	(110,086)
Total Stockholders' Deficit	(15,520)	(67,943)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	-	1,067

See accompanying notes to unaudited condensed financial statements.

Original Source Music, Inc.

Condensed Statements of Operations

 (Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Revenue	-	75	10	196

Other income	-	-	1,117	-

Operating expenses:
General and administrative	-	174	594	349
Professional fees	11,320	6,023	12,520	9,823
Total operating expenses	11,320	6,197	13,114	10,172

Loss from operations	(11,320)	(6,122)	(11,987)	(9,976)

Interest expense to related parties	-	(1,527)	-	(4,312)

Loss before income taxes	(11,320)	(7,649)	(11,987)	(14,288)

Income tax provision	-	-	-	-

Net loss	(11,320)	(7,649)	(11,987)	(14,288)

Net loss per common share	(0.00)*	(0.00)*	(0.00)*	($0.00)*
Basic and diluted

Weighted number of common shares
Outstanding - basic and diluted	5,073,000	5,073,000	5,073,000	5,073,000

*denotes net loss per common share of less than $0.01 per share.

See accompanying notes to unaudited condensed financial statements.

Original Source Music, Inc.

Condensed Statements of Cash Flows

 (Unaudited)

	Six months ended June 30,
	2018	2017
	$	$
Cash Flows From Operating Activities:
Net loss	(11,987)	(14,288)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	-	4,312
Change in operating assets and liabilities:
Prepayment	500	-
Accounts payable and accrued expenses	(3,400)	1,000

Net cash used in operating activities	(14,887)	(8,976)

Cash Flows From Financing Activities:
Advance from a related party	14,320	-
Proceeds from issuance of notes payable, related party	-	8,923

Net Cash From Financing Activities	14,320	8,923

Net Decrease In Cash And Cash Equivalents	(567)	(53)

Cash And Cash Equivalents at beginning of period	567	842

Cash And Cash Equivalents at end of period	-	789

Supplemental disclosure of cash flow information
Cash paid for:
Interest	-	-
Income Taxes	-	-

See accompanying notes to unaudited condensed financial statements.

 Original Source Music, Inc.

Notes to the Unaudited Condensed Financial Statements

June 30, 2018

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

On March 19, 2018, the Company’s board of directors and officer sold their interest in the Company to Big Emperor, Ltd. a British Virgin Islands company (“Big Emperor”). The total number of shares purchased was 3,500,000 shares of common stock (the “Shares”) of Original Source Music, Inc.  (the “Company”) for $93,800.00 (the “Transaction”).  Of the Shares, 3,000,000 were acquired from Lecia L. Walker (“Ms. Walker”), the Company’s chief executive officer and a director, and 500,000 were acquired from Esther Lynn Atwood (“Ms. Atwood”), a company director. The Shares represent approximately 69% of the Company’s issued and outstanding common stock.

Along with the Transaction, the Company’s board of directors appointed Tsang Chi Hin, age 59, as its chief executive officer (the “CEO”), and as director to hold office until the next annual meeting of shareholders and until his successor is duly elected and qualified or until his resignation or removal. Following the appointment of Mr. Tsang as an officer and director of the Company, Ms. Walker resigned her position as our chief executive officer and director and Ms. Atwood resigned her position as director.  Both resignations are effective as of March 19, 2018.

With the proceeds from the acquisition of the Shares, Ms. Walker and Ms. Atwood agreed to pay $64,410 to holders of promissory notes issued by the Company in full satisfaction of principal and interest in all outstanding promissory notes issued by the Company. On March 19, 2018, all the Promissory Notes K through Promissory Note W, inclusive, were paid in full. Ms. Walker and Ms. Atwood have waived all amounts due by the Company at March 19, 2018.

The Company has decided to not pursue its original business plan and is currently in the process of evaluating new business opportunities.  The CEO of the Company is exploring such options.

These condensed financial statements have been prepared on a going concern basis. The Company has incurred net operating losses of $11,987 from inception through June 30, 2018 and has not yet established on going source of revenues sufficient to cover its operating costs and allow it continue as a going concern. As of June 30, 2018, the Company had an accumulated deficit totaling $122,073. The ability of the Company to continue as a going concern is dependent on the Company obtaining the adequate capital to fund operating losses until it becomes profitable.  If the Company is unable to obtain adequate capital, it could be forced to cease operations. This raises substantial doubts about its ability to continue as a going concern.

Basis of Presentation

The financial statements present the condensed balance sheets, condensed statements of operations and condensed statement of cash flows of the Company.  These financial statements are presented in the United States dollars and have been prepared in accordance with generally accepted accounting principles in the United States of America.

Unaudited Condensed Financial Statements

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for financial information and with the instructions to Form 10-Q.  They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements.  However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2017 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.  The unaudited condensed financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.

Net Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Fully diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive financial instruments issued or outstanding for the six months ended June 30, 2018 or June 30, 2017.

Income Taxes

The Company accounts for income taxes pursuant to FASB ASC 740. Deferred tax assets and liabilities are determined based on temporary differences between the bases of certain assets and liabilities for income tax and financial reporting purposes. The deferred tax assets and liabilities are classified according to the financial statements classification of the assets and liabilities generating the differences.

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

Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of June 30, 2018 the carrying value of accounts payable and accrued expenses and due to a related party approximated to the fair value due to the short-term nature and maturity of these instruments.

Estimates

The financial statements are prepared on the basis of generally accepted accounting principles in the United States of America. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities. Actual results could differ from those estimates made by management.

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09 (“ASU 2014-09”), Revenue from Contracts with Customers, which supersedes the revenue recognition requirements in ASC Topic 605, Revenue Recognition, and most industry-specific guidance. The new standard requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In July 2015, the FASB approved a one-year deferral of the effective date of this standard to annual reporting periods, and interim reporting periods within those years, beginning after December 15, 2017. The adoption of this guidance did not have a significant impact on the Company’s financial statements.

NOTE  2 – PROMISSORY NOTES PAYABLE – RELATED PARTY

Note K:

On December 31, 2016, a related party loaned the Company $4,920. The note is interest free until December 31, 2018 after which time it’ll bear interest at 6%. The note matures on December 31, 2018 and requires no periodic payment until maturity.

All are paid-in-full during the six months ended June 30, 2018.

Note L:

On December 31, 2016, a related party loaned the Company $1,500. The note is interest free until December 31, 2018 after which time it’ll bear interest at 6%. The note matures on December 31, 2018 and requires no periodic payment until maturity.

All are paid-in-full during the six months ended June 30, 2018.

Note M:

On December 31, 2016 Convertible Promissory Note A in the amount of $3,255 dated December 31, 2014 and, Convertible Promissory Note B in the amount of $6,000 dated January 21, 2015 and Convertible Promissory Note D in the amount of $3,260 dated September 14, 2015, were cancelled and a new single note was issued to replace the three promissory notes in the amount of $12,515. The new note is payable to a related party, Venture Vest Capital Corporation and is due on or before December 31, 2018. The note is interest free until December 31, 2018 after which time it shall bear interest at the rate of 6% per annum and requires no periodic payment until maturity. 50,000 shares of the authorized but unissued common stock of the corporation will be issued to Venture Vest Capital Corporation within 30 days of the signing of the promissory note valued at par.

During the year ended December 31, 2017, Venture Vest Capital Corporation declined to accept 50,000 shares of the authorized but unissued common stock of the Company. Accordingly, the paid-in capital was increased by $50.

All are paid-in-full during the six months ended June 30, 2018.

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

All are paid-in-full during the six months ended June 30, 2018.

Note P:

On March 21, 2017, a related party loaned the Company $2,600. The note is interest free until December 31, 2018 after which time it’ll bear interest at 6%. The note matures on December 31, 2018 and requires no periodic payment until maturity.

All are paid-in-full during the six months ended June 30, 2018.

Note Q:

On June 29, 2017, a related party loaned the Company $6,323. The note is interest free until December 31, 2018 after which time it’ll bear interest at 6%. The note matures on December 31, 2018 and requires no periodic payment until maturity.

All are paid-in-full during the six months ended June 30, 2018.

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

All are paid-in-full during the six months ended June 30, 2018.

Note S:

On December 31, 2017 Convertible Promissory Note J in the amount of $1,500 dated July 7, 2016 was cancelled and a new single note was issued to replace the promissory note. The new note is payable to a related party, Venture Vest Capital Corporation and is due on or before December 31, 2018. The note is interest free until December 31, 2018 after which time it shall bear interest at the rate of 6% per annum and requires no periodic payment until maturity. 10,000 shares of the authorized but unissued common stock of the corporation will be issued to Venture Vest Capital Corporation within 30 days of the signing of the promissory note valued at par.

All are paid-in-full during the six months ended June 30, 2018.

Note T:

On July 22, 2017, a related party loaned the Company $3,800. The note is interest free until December 31, 2018 after which time it’ll bear interest at 6%. The note matures on December 31, 2018 and requires no periodic payment until maturity.

All are paid-in-full during the six months ended June 30, 2018.

Note U:

On August 25, 2017, a related party loaned the Company $2,260. The note is interest free until December 31, 2018 after which time it’ll bear interest at 6%. The note matures on December 31, 2018 and requires no periodic payment until maturity.

All are paid-in-full during the six months ended June 30, 2018.

Note V:

On October 4, 2017, a related party loaned the Company $3,875. The note is interest free until December 31, 2018 after which time it’ll bear interest at 6%. The note matures on December 31, 2018 and requires no periodic payment until maturity.

All are paid-in-full during the six months ended June 30, 2018.

Note W:

On December 24, 2017, a related party loaned the Company $4,500. The note is interest free until December 31, 2018 after which time it’ll bear interest at 6%. The note matures on December 31, 2018 and requires no periodic payment until maturity.

All are paid-in-full during the six months ended June 30, 2018.

NOTE 3 – CAPITAL STOCK

The Company’s capitalization is 5,073,000 common shares with a par value of $0.001 per share.  No preferred shares have been authorized or issued.

During the six months ended June 30, 2018 and June 30, 2017, the Company did not issue any additional common stock shares.

NOTE 4 – SUBSEQUENT EVENTS

Subsequent to the balance sheet date, the Company did not have any material recognizable events.

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

There was no material change in the registrant's operations as a result of the spin-off.

As of June 30, 2018, we had no employees other than our officers, who were also our directors.

On March 19, 2018, Big Emperor, Ltd. a British Virgin Islands company (“Big Emperor”) purchased 3,500,000 shares of common stock (the “Shares”) of Original Source Music, Inc.  (the “Company”) for $93,800.  Of the Shares, 3,000,000 were acquired from Lecia L. Walker, the Company’s Chief Executive Officer and a Director, and 500,000 were acquired from Esther Lynn Atwood, a Company Director. The Shares represent approximately 69% of the Company’s issued and outstanding common stock.

With the proceeds from the acquisition of the Shares, Ms. Walker and Ms. Atwood agreed to pay $64,410 to holders of promissory notes issued by the Company in full satisfaction of principal and interest in all outstanding promissory notes issued by the Company.

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

On March 19, 2018, the Promissory Notes listed as Promissory Note K through Promissory Note W, inclusive, were paid in full. Lecia L. Walker and Esther Lynn Atwood have waived all amounts due by the Company at March 19, 2018.

We have decided to not pursue its original business plan and is currently in the process of evaluating new business opportunities after change of shareholders and directors.  Our CEO is exploring such options.

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

Our critical accounting policies are described in our Annual Report on Form 10-K for the year ended December 31, 2017. There have been no material changes to our critical accounting policies as of and for the six months ended June 30, 2018.

For the unaudited Three and Six Months Ended June 30, 2018 compared to the Three and Six Months Ended June 30, 2017

Results of Operations

During the three and six months ended June 30, 2018, we generated revenues of $0 and $10, respectively, compared to revenues of $75 and $196 during the three and six months ended June 30, 2017, respectively.

During the three and six months ended June 30, 2018, operating expenses, including general and administrative expenses and professional fees, were $11,320 and $13,114, respectively, compared to $6,197 and $10,172 of operating expenses during the three and six months ended June 30, 2017. The increase of $5,123 in operating expenses during the three months ended June 30, 2018, was primarily attributed to an increase in legal fees during the three months ended June 30, 2018. The increase of $2,942 in operating expenses during the six months ended June 30, 2018, was primarily attributed to an increase in professional fee during the six months ended June 30, 2018.

Other income consists of the written-off of loan to Company because of cancellation of loan to Company. Other income increased by $1,117 during the six months ended June 30, 2018 from Nil compared with other income of Nil during the six months ended June 30, 2017.

Interest expense consists of the amortization of debt discounts associated with convertible notes due to related parties. Interest expense decreased by $1,527 and $4,312, respectively, during the three and six months ended June 30, 2018, to nil, respectively, compared with interest expense of $1,527 and $4,312 during the three and six months ended June 30, 2017. The decrease in interest expense during the six months ended June 30, 2018 are due to the Promissory Notes were paid-in-full during the six months ended June 30, 2018.

During the three and six months ended June 30, 2018, the Company incurred net losses of $11,320 and $11,987, respectively, compared to net losses of $7,649 and $14,288 during the three and six months ended June 30, 2017, respectively. The increase in the net losses of $3,671 for the three months ended June 30, 2018, was primarily related to the increase of $5,123 in operating expenses and the decrease of 1,527 in interest expenses as discussed above. The decrease in the net losses of $2,301 for the six months ended June 30, 2018, was primarily related to the decrease of $4,312 in interest expense, partially offset by the increase of $2,942 in operating expenses during the six months ended June 30, 2018.

Liquidity and Capital Resources

As of June 30, 2018, we had a Nil cash balance, the Company anticipate that our current cash and cash equivalents and cash generated from operations, if any, will be insufficient to satisfy our liquidity requirements for at least the next 12 months.

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

Operating Activities

Net cash used in operating activities was $14,887 during the six months ended June 30, 2018, compared with $8,976 used in operating activities during the six months ended June 30, 2017. The $5,911 increase in cash used in operations was due to settlement of accounts payable and accrued expenses and an increase in professional fee during the six months ended June 30, 2018.

Investing Activities

The Company neither generated nor used cash in investing activities during the six months ended June 30, 2018 and 2017.

Financing Activities

Cash flows provided by financing activities was $l4,320 during the six months ended June 30, 2018 while provided by financing activities was $8,923 during the six months ended June 30, 2017.

During the six months ended June 30, 2017, the Company issued a promissory note to a related party in the amount of $8,923 that matures December 31, 2018, and is interest free until December 31, 2017, at which time it will bear interest at 6% per annum.

During the six months ended June 30, 2018, the Company received cash advance of $14,320 from a related party. The advance is due on demand and bears no interest.

Going Concern

These condensed financial statements have been prepared on a going concern basis. The Company has incurred net operating losses of $11,987 from inception through June 30, 2018 and has not yet established on going source of revenues sufficient to cover its operating costs and allow it continue as a going concern. As of June 30, 2018, the Company had an accumulated deficit totaling $122,073. The ability of the Company to continue as a going concern is dependent on the Company obtaining the adequate capital to fund operating losses until it becomes profitable.  If the Company is unable to obtain adequate capital, it could be forced to cease operations. This raises substantial doubts about its ability to continue as a going concern.

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

(a) Evaluation of Disclosure Controls and Procedures

Based on the evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Accounting Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) are not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s (“SECs”) rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Accounting Officer, as appropriate to allow timely decisions regarding required disclosure. As of March 19, 2018, the Company has employed a new Chief Executive Officer, who also serves as the Chief Financial Officer, and the CEO/CFO is evaluating the Company’s disclosure controls and internal controls.

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

Item 2. Unregistered Sales Of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities during the six months ended June 30, 2018 and 2017.

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

ORIGINAL SOURCE MUSIC, INC.

Dated: August 20, 2018	By:	/s/ Tsang Chi Hin
Tsang Chi Hin
Chief Executive Officer, Chief Accounting Officer & Chairman