Form 10-Q
period 2018-09-30
Original Source Music, Inc.
filed 2018-11-13
CIK 1639836

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018 or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [x] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding as of November 13, 2018
Common Stock, $0.001 par value per share	5,073,000 shares

PART I – FINANCIAL INFORMATION

Item 1.  Condensed Financial Statements

Original Source Music, Inc.

Condensed Balance Sheets

 (Unaudited)

	September 30, 2018	December 31, 2017
	$	$

ASSETS

Current Assets
Prepayment	-	500
Cash	-	567
Total Current Assets	-	1,067

TOTAL ASSETS	-	1,067

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and accrued expenses	9,623	4,600
Due to a related party	14,320	-
Notes payable-related party	-	64,410
Total Liabilities	23,943	69,010

Stockholders’ Deficit
Preferred stock, $0.001 par value; 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.001 par value; 45,000,000 shares
authorized; 5,073,000 shares issued and outstanding	5,073	5,073
Additional paid-in capital	37,070	37,070
Other reserve	64,410	-
Accumulated deficit	(130,496)	(110,086)
Total Stockholders' Deficit	(23,943)	(67,943)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	-	1,067

See accompanying notes to unaudited condensed financial statements.

Original Source Music, Inc.

Condensed Statements of Operations

 (Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Revenue	-	75	10	271

Other income	-	-	1,117	-

Operating expenses:
General and administrative	635	1,939	1,229	2,288
Professional fees	7,788	3,300	20,308	13,123
Total operating expenses	8,423	5,239	21,537	15,411

Loss from operations	(8,423)	(5,164)	(20,410)	(15,140)

Interest expense to related parties	-	(2,134)	-	(6,446)

Loss before income taxes	(8,423)	(7,298)	(20,410)	(21,586)

Income tax provision	-	-	-	-

Net loss	(8,423)	(7,298)	(20,410)	(21,586)

Net loss per common share	(0.00)*	(0.00)*	(0.00)*	($0.00)*
Basic and diluted

Weighted number of shares outstanding Basic and diluted	5,073,000	5,073,000	5,073,000	5,073,000

*denotes net loss per common share of less than $0.01 per share.

See accompanying notes to unaudited condensed financial statements.

Original Source Music, Inc.

Condensed Statements of Cash Flows

 (Unaudited)

	Nine months ended September 30,
	2018	2017
	$	$
Cash Flows From Operating Activities:
Net loss	(20,410)	(21,586)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	-	6,446
Change in operating assets and liabilities:
Prepayment	500	(1,000)
Accounts payable and accrued expenses	5,023	1,000

Net cash used in operating activities	(14,887)	(15,140)

Cash Flows From Financing Activities:
Advance from a related party	14,320	-
Proceeds from issuance of notes payable, related party	-	14,983

Net Cash From Financing Activities	14,320	14,983

Net Decrease In Cash And Cash Equivalents	(567)	(157)

Cash And Cash Equivalents at beginning of period	567	842

Cash And Cash Equivalents at end of period	-	685

Supplemental disclosure of cash flow information
Cash paid for:
Interest	-	-
Income Taxes	-	-

See accompanying notes to unaudited condensed financial statements.

 Original Source Music, Inc.

Notes to the Unaudited Condensed Financial Statements

September 30, 2018

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Original Source Music, Inc was incorporated under the laws of the State of Nevada on August 20, 2009, and established a fiscal year ended December 31. The Company was formed to license songs to the television and movie industry. The Company was a wholly owned subsidiary of Original Source Entertainment, Inc., a publicly traded Nevada corporation.  On February 5, 2014, the board of directors of Original Source Entertainment, Inc., authorized the spin-off of the registrant to shareholders of record as of February 25, 2014.

On March 19, 2018, the Company’s board of directors and officer sold their interest in the Company to Big Emperor, Ltd. a British Virgin Islands company (“Big Emperor”). The total number of shares purchased was 3,500,000 shares of common stock (the “Shares”) of Original Source Music, Inc. (the “Company”) for $93,800 (the “Transaction”). Of the Shares, 3,000,000 were acquired from Lecia L. Walker (“Ms. Walker”), the Company’s Chief Executive Officer (“CEO”) and a director, and 500,000 were acquired from Esther Lynn Atwood (“Ms. Atwood”), a Company director. The Shares represent approximately 69% of the Company’s issued and outstanding common stock.

Along with the Transaction, the Company’s board of directors appointed Tsang Chi Hin, age 59, as its CEO, and as director to hold office until the next annual meeting of shareholders and until his successor is duly elected and qualified or until his resignation or removal. Following the appointment of Mr. Tsang as an officer and director of the Company, Ms. Walker resigned her position as our CEO and director and Ms. Atwood resigned her position as director. Both resignations are effective as of March 19, 2018.

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

These condensed financial statements have been prepared on a going concern basis. The Company has incurred net operating losses of $20,410 from inception through September 30, 2018 and has not yet established on going source of revenues sufficient to cover its operating costs and allow it continue as a going concern. As of September 30, 2018, the Company had an accumulated deficit totaling $130,496.   The ability of the Company to continue as a going concern is dependent on the Company obtaining the adequate capital to fund operating losses until it becomes profitable.  If the Company is unable to obtain adequate capital, it could be forced to cease operations. This raises substantial doubts about our ability to continue as a going concern.

Basis of Presentation

The financial statements present the condensed balance sheets, condensed statements of operations and condensed statement of cash flows of the Company.  These financial statements are presented in the United States dollars and have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America (“United States”).

Unaudited Condensed Financial Statements

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for financial information and with the instructions to Form 10-Q. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements.  However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2017 included in the Company’s annual report on Form 10-K filed with the Securities and Exchange Commission.  The unaudited condensed financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of the management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended September 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.

Net Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Fully diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive financial instruments issued or outstanding for the nine months ended September 30, 2018 or September 30, 2017.

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

Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of September 30, 2018, the carrying value of accounts payable and accrued expenses and due to a related party approximated to the fair value due to the short-term nature and maturity of these instruments.

Estimates

The financial statements are prepared on the basis of GAAP in the United States. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities. Actual results could differ from those estimates made by management.

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09 (“ASU 2014-09”), Revenue from Contracts with Customers, which supersedes the revenue recognition requirements in ASC Topic 605, Revenue Recognition, and most industry-specific guidance. The new standard requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In July 2015, the FASB approved a one-year deferral of the effective date of this standard to annual reporting periods, and interim reporting periods within those years, beginning after December 15, 2017. The adoption of this guidance did not have a significant impact on the Company’s condensed financial statements.

NOTE 2 – PROMISSORY NOTES PAYABLE – RELATED PARTY

Note K:

On December 31, 2016, a related party loaned the Company $4,920. The note is interest free until December 31, 2018 after which time it’ll bear interest at 6%. The note matures on December 31, 2018 and requires no periodic payment until maturity.

Note K was paid-in-full during the nine months ended September 30, 2018.

Note L:

On December 31, 2016, a related party loaned the Company $1,500. The note is interest free until December 31, 2018 after which time it’ll bear interest at 6%. The note matures on December 31, 2018 and requires no periodic payment until maturity.

Note L was paid-in-full during the nine months ended September 30, 2018.

Note M:

On December 31, 2016, Convertible Promissory Note A in the amount of $3,255 dated December 31, 2014 and, Convertible Promissory Note B in the amount of $6,000 dated January 21, 2015 and Convertible Promissory Note D in the amount of $3,260 dated September 14, 2015, were cancelled and a new single note was issued to replace the three promissory notes in the amount of $12,515. The new note is payable to a related party, Venture Vest Capital Corporation and is due on or before December 31, 2018. The note is interest free until December 31, 2018 after which time it shall bear interest at the rate of 6% per annum and requires no periodic payment until maturity. 50,000 shares of the authorized but unissued common stock of the corporation will be issued to Venture Vest Capital Corporation within 30 days of the signing of the promissory note valued at par.

During the year ended December 31, 2017, Venture Vest Capital Corporation declined to accept 50,000 shares of the authorized but unissued common stock of the Company. Accordingly, the paid-in capital was increased by $50.

Note M was paid-in-full during the nine months ended September 30, 2018.

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

Note N was paid-in-full during the nine months ended September 30, 2018.

Note P:

On March 21, 2017, a related party loaned the Company $2,600. The note is interest free until December 31, 2018 after which time it’ll bear interest at 6%. The note matures on December 31, 2018 and requires no periodic payment until maturity.

Note P was paid-in-full during the nine months ended September 30, 2018.

Note Q:

On June 29, 2017, a related party loaned the Company $6,323. The note is interest free until December 31, 2018 after which time it’ll bear interest at 6%. The note matures on December 31, 2018 and requires no periodic payment until maturity.

Note Q was paid-in-full during the nine months ended September 30, 2018.

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

Note R was paid-in-full during the nine months ended September 30, 2018.

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

Note S was paid-in-full during the nine months ended September 30, 2018.

Note T:

On July 22, 2017, a related party loaned the Company $3,800. The note is interest free until December 31, 2018 after which time it’ll bear interest at 6%. The note matures on December 31, 2018 and requires no periodic payment until maturity.

Note T was are paid-in-full during the nine months ended September 30, 2018.

Note U:

On August 25, 2017, a related party loaned the Company $2,260. The note is interest free until December 31, 2018 after which time it’ll bear interest at 6%. The note matures on December 31, 2018 and requires no periodic payment until maturity.

Note U was paid-in-full during the nine months ended September 30, 2018.

Note V:

On October 4, 2017, a related party loaned the Company $3,875. The note is interest free until December 31, 2018 after which time it’ll bear interest at 6%. The note matures on December 31, 2018 and requires no periodic payment until maturity.

Note V was paid-in-full during the nine months ended September 30, 2018.

Note W:

On December 24, 2017, a related party loaned the Company $4,500. The note is interest free until December 31, 2018 after which time it’ll bear interest at 6%. The note matures on December 31, 2018 and requires no periodic payment until maturity.

Note W was paid-in-full during the nine months ended September 30, 2018.

NOTE 3 – CAPITAL STOCK

The Company’s capitalization is 5,073,000 common shares with a par value of $0.001 per share.  No preferred shares have been authorized or issued.

During the nine months ended September 30, 2018 and September 30, 2017, the Company did not issue any additional common stock shares.

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

Business Overview

We were incorporated under the laws of the State of Nevada on August 20, 2009.  We were formed to license songs to the television and movie industry. We were a wholly owned subsidiary of Original Source Entertainment, Inc., a publicly traded Nevada corporation.  On February 5, 2014, the board of directors of Original Source Entertainment (“Original Source Entertainment”) authorized the spin-off of the registrant to shareholders of record as of February 25, 2014.

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

On March 19, 2018, Big Emperor, Ltd., a British Virgin Islands company (“Big Emperor”) purchased 3,500,000 shares of common stock (the “Shares”) of Original Source Music, Inc. (the “Company”) for $93,800.  Of the Shares, 3,000,000 were acquired from Ms. Walker, the Company’s CEO and a director at the time of the transaction, and 500,000 were acquired from Ms. Atwood, a Company director. The Shares represent approximately 69% of the Company’s issued and outstanding common stock.

With the proceeds from the acquisition of the Shares, Ms. Walker and Ms. Atwood agreed to pay $64,410 to holders of promissory notes issued by the Company in full satisfaction of principal and interest in all outstanding promissory notes issued by the Company.

On March 19, 2018, the Company’s board of directors appointed Tsang Chi Hin, age 59, as its CEO, and as director to hold office until the next annual meeting of shareholders and until his successor is duly elected and qualified or until his resignation or removal.

On March 19, 2018, the Company’s board of directors appointed Tsang Chi Hin, age 59, as its CEO, and as director to hold office until the next annual meeting of shareholders and until his successor is duly elected and qualified or until his resignation or removal.

Following the appointment of Mr. Tsang as an officer and director of the Company, Ms. Walker resigned her position as our CEO and director and Ms. Atwood resigned her position as director.  Both resignations are effective as of March 19, 2018.

As of September 30, 2018, we had no employees other than our CEO, who is also our sole director.

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

Critical Accounting Policies, Judgments and Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our condensed financial statements, which have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America (“United States”). The preparation of these condensed financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

Our critical accounting policies are described in our annual report on Form 10-K for the year ended December 31, 2017. There have been no material changes to our critical accounting policies as of and for the nine months ended September 30, 2018.

For the unaudited Three and Nine Months Ended September 30, 2018 compared to the Three and Nine Months Ended September 30, 2017

Results of Operations

During the three and nine months ended September 30, 2018, we generated revenues of $0 and $10, respectively, compared to revenues of $75 and $271 during the three and nine months ended September 30, 2017, respectively.

During the three and nine months ended September 30, 2018, operating expenses, including general and administrative expenses and professional fees, were $8,423 and $21,537 respectively, compared to $5,239 and $15,411 of operating expenses during the three and nine months ended September 30, 2017. The increase of $3,184 in operating expenses during the three months ended September 30, 2018, was primarily attributed to an increase in legal fees during the three months ended September 30, 2018. The increase of $6,126 in operating expenses during the nine months ended September 30, 2018, was primarily attributed to an increase in professional fee during the nine months ended September 30, 2018.

Other income consists of the written-off of loans to Company because of cancellation of loan to Company. Other income increased by $1,117 during the nine months ended September 30, 2018 from Nil compared with other income of Nil during the nine months ended September 30, 2017.

Interest expense consists of the amortization of debt discounts associated with convertible notes due to related parties. Interest expense decreased by $2,134 and $6,446, respectively, during the three and nine months ended September 30, 2018, to Nil, respectively, compared with interest expense of $2,134 and $6,446 during the three and nine months ended September 30, 2017. The decrease in interest expense during the nine months ended September 30, 2018 are due to the Promissory Notes which were paid-in-full during the nine months ended September 30, 2018.

During the three and nine months ended September 30, 2018, the Company incurred net losses of $8,423 and $20,410, respectively, compared to net losses of $7,298 and $21,586 during the three and nine months ended September 30, 2017, respectively. The increase in the net losses of $1,125 for the three months ended September 30, 2018, was primarily related to the increase of $3,184 in operating expenses and the decrease of $2,134 in interest expenses as discussed above. The decrease in the net losses of $1,176 for the nine months ended September 30, 2018, was primarily related to the decrease of $6,446 in interest expense, partially offset by the increase of $5,270 in operating expenses during the nine months ended September 30, 2018.

Liquidity and Capital Resources

As of September 30, 2018, we had a Nil cash balance, and the Company anticipates that our current cash and cash equivalents and cash generated from operations, if any, will be insufficient to satisfy our liquidity requirements for at least the next 12 months.

The principal stockholder has undertaken to finance the Company to continue as a going concern, assuming that the Company would be able to restructure its business and create a revenue-generating operation to support its continuation. However, it is uncertain as for how long the principal stockholder will continue to finance the Company or to what extent such financing may be, and there can be no assurance that the financing from the principal stockholder will not be discontinued.

These uncertainties may result in adverse effects on continuation of the Company as a going concern. The accompanying financial statements do not include or reflect any adjustments that might result from the outcome of these uncertainties.

Operating Activities

Net cash used in operating activities was $14,887 during the nine months ended September 30, 2018, compared with $15,140 used in operating activities during the nine months ended September 30, 2017. The $253 decrease in cash used in operations was due to a decrease in interest expenses, partially offset by an increase in operating expenses during the nine months ended September 30, 2018.

Investing Activities

The Company neither generated nor used cash in investing activities during the nine months ended September 30, 2018 and 2017.

Financing Activities

Cash flows provided by financing activities was $l4,320 during the nine months ended September 30, 2018 while provided by financing activities was $14,983 during the nine months ended September 30, 2017.

During the nine months ended September 30, 2017, the Company issued a promissory note to a related party in the amount of $14,983 that matures December 31, 2018, and is interest free until December 31, 2017, at which time it will bear interest at 6% per annum.

This note was paid-in-full during the nine months ended September 30, 2018.

During the nine months ended September 30, 2018, the Company received cash advance of $14,320 from a related party. The advance is due on demand and bears no interest.

Going Concern

These condensed financial statements have been prepared on a going concern basis. The Company has incurred net operating losses of $20,410 from inception through September 30, 2018 and has not yet established on going source of revenues sufficient to cover its operating costs and allow it continue as a going concern. As of September 30, 2018, the Company had an accumulated deficit totaling $130,496.   The ability of the Company to continue as a going concern is dependent on the Company obtaining the adequate capital to fund operating losses until it becomes profitable.  If the Company is unable to obtain adequate capital, it could be forced to cease operations. This raises substantial doubts about our ability to continue as a going concern.

Off Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements.

Inflation

We do not believe that inflation has had in the past or will have in the future any significant negative impact on our operations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not required for smaller reporting companies.

Item 4. Controls and Procedures

Our CEO are responsible for establishing and maintaining disclosure controls and procedures for the Company.

(a) Evaluation of Disclosure Controls and Procedures

Based on the evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our CEO and principal accounting officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) are not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s (“SECs”) rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our CEO and chief accounting officer, as appropriate to allow timely decisions regarding required disclosure. As of March 19, 2018, the Company has employed a new CEO, who also serves as the principal accounting officer, and the CEO is evaluating the Company’s disclosure controls and internal controls.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities during the nine months ended September 30, 2018 and 2017.

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

ORIGINAL SOURCE MUSIC, INC.

Dated: November 13, 2018	By:	/s/ Tsang Chi Hin
Tsang Chi Hin
Chief Executive Officer & Chairman