Form 10-K
period 2018-12-31
Original Source Music, Inc.
filed 2019-04-11
CIK 1639836

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 000-55516

Original Source Music, Inc.

(Exact name of registrant as specified in its charter)

Nevada	20-8594615
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

8547 E. Arapahoe Road #J453
Greenwood Village, CO, 80112	(852) 9095 2949
(Address of Principal Executive Offices)	(Registrant’s telephone number)

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.406 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [  ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]
		Emerging growth company	[X]

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. The number of shares outstanding of the registrant’s only class of common stock, as of March 25, 2019 was 5,073,000 shares.

No documents are incorporated into the text by reference.

Throughout this Report on Form 10-K, the terms the “Company,” “we,” “us” and “our” refer to Original Source Music, Inc., and “our board of directors” refers to the board of directors of Original Source Music Inc.

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

The spin-off was accomplished in connection with a change of control of Original Source Entertainment. Under the terms of the spin-off, the registrant’s common shares, par value $0.001 per share, were distributed on a pro-rata basis to each holder of Original Source Entertainment’s common shares on the record date without any consideration or action on the part of such holders, and the holders of Original Source Entertainment’s common shares as of the record date became owners of 100 percent of our common shares. The spin-off was consummated upon the satisfactory resolution of all comments from the Securities and Exchange Commission to the registration statement on Form 10 and upon its effectiveness. There was no material change in the registrant’s operations as a result of the spin-off.

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

The Company has decided to not pursue its original business plan and is currently in the process of evaluating new business opportunities. The CEO of the Company is exploring such options. Such opportunities may take many forms, including the acquisition of an existing business or the acquisition of assets to establish subsidiary businesses. All risks inherent in new and inexperienced enterprises are inherent in the Company’s business.

We currently have no employee other than our officer, who is also our director.

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

Business

Initially, the registrant had a primary focus on licensing music to television and film.   The Company had decided to cease to conduct any business during the last two years.

License and Assignment Agreement:

In 2000, Lecia L. Walker assisted in launching Private Wavs, a successful music library which licenses music to television and film, along with her husband at that time. Part of her role in that endeavor was to do the market research, product and packaging design, sales and marketing. In 2007, she sold her interest in Private Wavs and in 2008, started a new music library under a DBA of Original Source Music, Inc. Since that time she has placed more than 1,100 songs under contract.

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

The Company is currently not conducting any business. It does not possess products or services, distribution methods, competitive business positions, or major customers. The Company does not possess any unexpired patents or trademarks and all of its licensing and royalty agreements from the inventions it sought to market in the past have since expired, and are not currently valid.

The selection of a business opportunity in which to participate is complex and risky. Additionally, as the Company has only limited resources, it may be difficult to find good opportunities. There can be no assurance that the Company will be able to identify and acquire any business opportunity which will ultimately prove to be beneficial to the Company and its stockholders. The Company will select any potential business opportunity based on management’s business judgment.

The activities of the Company are subject to several significant risks which arise primarily as a result of the fact that the Company has no specific business and may acquire or participate in a business opportunity based on the decision of management which potentially could act without the consent, vote, or approval of the Company’s stockholders. The risks faced by the Company are further increased as a result of its lack of resources and its inability to provide a prospective business opportunity with significant capital.

ITEM 1A.	RISK FACTORS

Not applicable to smaller reporting companies.

ITEM 2.	PROPERTIES

The registrant’s current address is 8547 E Arapahoe Road #J453, Greenwood Village, CO, 80112. Should the registrant be required to obtain suitable facilities in the future, it believes it can obtain the required facilities at competitive rates.

ITEM 3.	LEGAL PROCEEDINGS

The registrant is aware of no pending or threatened litigation.

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

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Item 5(a)

a)	Market Information. Our common stock is not listed on any national or international stock exchange nor is it quoted by OTC Markets.

There is no public trading market for our common stock and there is no guarantee any trading market will develop.

b)	Holders. At March 25, 2019, there were approximately 36 shareholders of the registrant.

c)	Dividends. Holders of our common stock are entitled to receive such dividends as may be declared by its board of directors. The registrant does not anticipate that it will declare any dividends. All profit will be used for continuing operations.

d)	Securities authorized for issuance under equity compensation plans. No securities are authorized for issuance by the registrant under equity compensation plans.

e)	Performance graph. Not applicable.

f)	Sale of unregistered securities. None.

Item 5(b)	Use of Proceeds. Not applicable.

Item 5(c)	Purchases of Equity Securities by the issuer and affiliated purchasers. None.

ITEM 6.	SELECTED FINANCIAL DATA

Not applicable to a smaller reporting company.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Trends and Uncertainties

The Company is not actively engaged in conducting any business. Rather, the Company is in the process of investigating potential business ventures which, in the opinion of management, will provide a source of eventual profit to the Company.

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

Capital and Sources of Liquidity

For the year ended December 31, 2018, we had a net loss of $24,346. We made an adjustment of $9,459 for prepayment and accrued expenses. As a result, we had net cash used in operating activities of $14,887 for the year ended December 31, 2018.

For the year ended December 31, 2017, we had a net loss of $34,079. We made an adjustment of $6,446 for the amortization of debt discount and $4,000 for prepayment and accrued expenses. As a result, we had net cash used in operating activities of $23,633 for the year ended December 31, 2017.

For the years ended December 31, 2018 and 2017, we did not pursue any investing activities.

For the year ended December 31, 2018, we received $14,320 from advance from related party. As a result, we had net cash provided by financing activities of $14,320 for the year ended December 31, 2018.

For the year ended December 31, 2017, we received $23,358 from an advance on convertible notes payable from related parties. As a result, we had net cash provided by financing activities of $23,358 for the year ended December 31, 2017.

Results of Operations

For the year ended December 31, 2018, we recorded revenues of $10. We paid general and administrative expenses of $1,436 and professional fees of $24,037. We recorded other income of $1,117 consisting of the written-off of loans to the Company because of cancellation of loan to the Company. As a result, we recorded a net loss of $24,346 for the year ended December 31, 2018.

For the year ended December 31, 2017, we recorded revenues of $356. We paid general and administrative expenses of $2,991 and professional fees of $24,998. We paid interest expenses to a related party of $6,446. As a result, we recorded a net loss of $34,079 for the year ended December 31, 2017.

The $9,733 difference in net loss between the years ended December 31, 2018 and 2017 is due to a decrease in revenue, interest expenses to a related party and general and administrative expenses while an increase in other income during the year ended December 31, 2018.

Off-Balance Sheet Arrangements

The registrant had no material off-balance sheet arrangement as of December 31, 2018.

Contractual Obligations

The registrant has no material contractual obligation.

New Accounting Pronouncements

The registrant has adopted all recently issued accounting pronouncements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The registrant does not have any significant market risk exposure.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ORIGINAL SOURCE MUSIC, INC.

Index to

Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Original Source Music, Inc.

Greenwood Village, Colorado

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Original Source Music, Inc. as of December 31, 2018 and 2017 and the related statements of operations, statements of changes in shareholders’ deficit and statements of cash flows for the years then ended December 31, 2018 and 2017, and the related notes to the financial statements. In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Original Source Music, Inc. as of December 31, 2018 and 2017 and the results of its operations and cash flows for the years ended December 31, 2018 and 2017 in conformity with accounting principles generally accepted in the United States of America.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinions.

/s/ Lo and Kwong C.P.A. Company Limited

Suites 313-316

3/F., Shui On Centre

6-8 Harbour Road

Wanchai, Hong Kong

April 2, 2019

ORIGINAL SOURCE MUSIC, INC.

Balance Sheets

December 31, 2018 and 2017

	December 31, 2018	December 31, 2017
	$	$
ASSETS

Current Assets
Prepayment	-	500
Cash	-	567
Total Current Assets	-	1,067

TOTAL ASSETS	-	1,067

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and accrued expenses	13,559	4,600
Due to a related party	14,320	-
Notes payable-related party	-	64,410
Total Liabilities	27,879	69,010

Stockholders’ Deficit
Preferred stock, $0.001 par value; 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.001 par value; 45,000,000 shares authorized 5,073,000 shares issued and outstanding	5,073	5,073
Additional paid-in capital	37,070	37,070
Other reserve	64,410	-
Accumulated deficit	(134,432)	(110,086)
Total Stockholders’ Deficit	(27,879)	(67,943)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	-	1,067

The accompanying notes are an integral part of these audited financial statements.

ORIGINAL SOURCE MUSIC, INC.

Statements of Operations

For the years ended December 31, 2018 and 2017

	Year ended December 31, 2018	Year ended December 31, 2017
	$	$
Revenue	10	356

Other income	1,117	-

Operating expenses:
General and administrative expense	1,436	2,991
Professional fees	24,037	24,998
Total operating expenses	25,473	27,989

Loss from operations	(24,346)	(27,633)

Interest expense to a related party	-	(6,446)

Loss before provision for income taxes	(24,346)	(34,079)

Income tax provision	-	-

Net loss	(24,346)	(34,079)

Net loss per common share - basic and diluted	(0.00)*	(0.01)

	Shares	Shares

Weighted average number of common shares outstanding- basic and diluted	5,073,000	5,073,000

*denotes net loss per common share of less than $0.01 per share.

The accompanying notes are an integral part of these audited financial statements.

ORIGINAL SOURCE MUSIC, INC.

Statement of Changes in Shareholders’ Deficit

For the years ended December 31, 2018 and 2017

	Shares	Amount ($0.001 Par)	Common stock payable (shares)	Common stock payable (par)	Paid-in capital	Other reserve	Accumulated deficit	Stockholders’ deficit
		$		$	$	$	$	$
Balances at December 31, 2016	5,073,000	5,073	90,000	90	36,980	-	(76,007)	(33,864)

Cancellation of common stock payable for extinguishment of debt	-	-	(90,000)	(90)	90	-	-	-

Net loss for the year	-	-	-	-	-	-	(34,079)	(34,079)

Balances at December 31, 2017	5,073,000	5,073	-	-	37,070	-	(110,086)	(67,943)

Waiver of amount due to related party	-	-	-	-	-	64,410	-	64,410

Net loss for the year	-	-	-	-	-	-	(24,346)	(24,346)

Balances at December 31, 2018	5,073,000	5,073	-	-	37,070	64,410	(134,432)	(27,879)

The accompanying notes are an integral part of these audited financial statements.

ORIGINAL SOURCE MUSIC, INC.

Statements of Cash Flows

For the years ended December 31, 2018 and 2017

	Year ended December 31, 2018	Year ended December 31, 2017
	$	$
Cash Flows From Operating Activities:
Net loss	(24,346)	(34,079)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount on related party notes	-	6,446
Changes in operating assets and liabilities:
Prepayment	500	(500)
Accounts payable and accrued expenses	8,959	4,500

Net cash used in operating activities	(14,887)	(23,633)

Cash Flows From Financing Activities:
Advance from related party	14,320	-
Proceeds from notes payable-related party	-	23,358

Net cash from financing activities	14,320	23,358

Net Decrease In Cash	(567)	(275)
Cash at beginning of period	567	842

Cash at end of period	-	567

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	-	-

Income taxes	-	-

Non-Cash Activities
Professional fees paid by related party	-	1,000

Convertible debt related party exchanged for non-convertible debt-related party	-	14,617

The accompanying notes are an integral part of these audited financial statements.

ORIGINAL SOURCE MUSIC, INC.

Notes To The Audited Financial Statements

For the years ended December 31, 2018 and 2017

NOTE 1:	ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Original Source Music, Inc. (“the Company”, “we”, “us” or “our”) was incorporated in the State of Nevada on August 20, 2009 (“Inception”). The Company was a licensor of songs to the television and music industry for use in television shows or movies and currently it has not commenced operations that have resulted in significant revenue.   The Company has had limited activity and revenue to date.

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

Income tax

The Company accounts for income taxes pursuant to ASC 740. Under ASC 740 deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss carry forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. The Company had no known material tax assets or liabilities as of December 31, 2018 or December 31, 2017.

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

Advertising costs

Advertising costs are expensed as incurred. The Company incurred no advertising cost during the years ended December 31, 2018 or 2017.

Basic and Diluted Earnings (Loss) Per Share

The Company computes earnings (loss) per share in accordance with ASC 260-10-45 “Earnings per Share”, which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic earnings (loss) per share is computed by dividing net earnings (loss) available to common stockholders by the weighted average number of outstanding common shares during the period. Diluted earnings (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive earnings (loss) per share excludes all potential common shares if their effect is anti-dilutive. During year ended December 31, 2018 or 2017, no potentially dilutive convertible notes payable issued and outstanding.

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

During the year ended December 31, 2017, the debt holders holding 90,000 shares declined to accept the 90,000 shares (see details of promissory note M and promissory note N below in note 3).

Recent Accounting Pronouncements

We have reviewed all the recently issued, but not yet effective, accounting pronouncements and we do not believe any of these pronouncements will have a material impact on the Company

NOTE 2:	GOING CONCERN

The financial statements for the years ended December 31, 2018 and 2017 have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has suffered a loss from operations and has negative cash flows from operations, and in all likelihood will be required to make significant future expenditures in connection with marketing efforts along with general administrative expenses. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note K was paid-in-full during the year ended December 31, 2018.

Note L:

On December 31, 2016, a related party loaned the Company $1,500. The note is interest free until December 31, 2018 after which time it’ll bear interest at 6%. The note matures on December 31, 2018 and requires no periodic payment until maturity.

Note L was paid-in-full during the year ended December 31, 2018.

Note M:

On December 31, 2016, Convertible Promissory Note A in the amount of $3,255 dated December 31, 2014, Convertible Promissory Note B in the amount of $6,000 dated January 21, 2015 and Convertible Promissory Note D in the amount of $3,260 dated September 14, 2015, were cancelled and a new single note was issued to replace the three promissory notes in the amount of $12,515. The new note is payable to a related party, VentureVest Capital Corporation and is due on or before December 31, 2018. The note is interest free until December 31, 2017 after which time it shall bear interest at the rate of 6% per annum and requires no periodic payment until maturity. 50,000 shares of the authorized but unissued common stock of the corporation will be issued to VentureVest Capital Corporation within 30 days of the signing of the promissory note valued at par.

During the year ended December 31, 2017, VentureVest Capital Corporation declined to accept 50,000 shares of the authorized but unissued common stock of the Company. Accordingly, the paid-in capital was increased by $50.

Note M was paid-in-full during the year ended December 31, 2018.

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

Note N was paid-in-full during the year ended December 31, 2018.

Note P:

On March 21, 2017, a related party loaned the Company $2,600. The note is interest free until December 31, 2018 after which time it’ll bear interest at 6%. The note matures on December 31, 2018 and requires no periodic payment until maturity.

Note P was paid-in-full during the year ended December 31, 2018.

Note Q:

On June 29, 2017, a related party loaned the Company $6,323. The note is interest free until December 31, 2018 after which time it’ll bear interest at 6%. The note matures on December 31, 2018 and requires no periodic payment until maturity.

Note Q was paid-in-full during the year ended December 31, 2018.

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

Note R was paid-in-full during the year ended December 31, 2018.

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

Note S was paid-in-full during the year ended December 31, 2018.

Note T:

On July 22, 2017, a related party loaned the Company $3,800. The note is interest free until December 31, 2018 after which time it’ll bear interest at 6%. The note matures on December 31, 2018 and requires no periodic payment until maturity.

Note T was paid-in-full during the year ended December 31, 2018.

Note U:

On August 25, 2017, a related party loaned the Company $2,260. The note is interest free until December 31, 2018 after which time it’ll bear interest at 6%. The note matures on December 31, 2018 and requires no periodic payment until maturity.

Note U was paid-in-full during the year ended December 31, 2018.

Note V:

On October 4, 2017, a related party loaned the Company $3,875. The note is interest free until December 31, 2018 after which time it’ll bear interest at 6%. The note matures on December 31, 2018 and requires no periodic payment until maturity.

Note V was paid-in-full during the year ended December 31, 2018.

Note W:

On December 24, 2017, a related party loaned the Company $4,500. The note is interest free until December 31, 2018 after which time it’ll bear interest at 6%. The note matures on December 31, 2018 and requires no periodic payment until maturity.

Note W was paid-in-full during the year ended December 31, 2018.

NOTE 4:	INCOME TAXES

As of December 31, 2017, the Company had net operating loss carry forwards of $110,086 that may be available to reduce future years’ taxable income through 2036. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

	Year ended December 31, 2018	Year ended December 31, 2017
	$	$
Federal income tax benefit attributable to:
Current operations	(5,322)	(7,156)
Less: change in valuation allowance	5,322	7,156

Net provision for Federal income taxes	-	-

The Tax Cuts and Jobs Act was signed into law on December 22, 2017 and significantly changes tax law in the United States by, among other items, reducing the federal corporate income tax rate from a maximum of 34% to 21% (effective January 1, 2018). The cumulative tax effect at the expected rate of significant items comprising our net deferred tax amount is as follows:

	December 31, 2018	December 31, 2017
	$	$
Deferred tax asset attributable to:
Net operating loss carryover	28,440	23,118
Less: valuation allowance	(28,440)	(23,118)

Net deferred tax asset	-	-

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

For the year ended December 31, 2017, Ms. Walker and Ms. Atwood agreed to pay $64,410 to holders of promissory notes issued by the Company in full satisfaction of principal and interest in all outstanding promissory notes issued by the Company. On March 19, 2018, all the Promissory Notes K through Promissory Note W, inclusive, were paid-in-full. Ms. Walker and Ms. Atwood have waived all amounts due by the Company at March 19, 2018.

NOTE 6:	SUBSEQUENT EVENTS

In accordance with ASC 855-10, “Subsequent Events” the Company has analyzed its operations subsequent to December 31, 2018 to the date these financial statements were available to be issued and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Under the supervision and with the participation of our CEO and CFO, or the persons performing similar functions, our management has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report. Based on that evaluation, our CEO and CFO, or the persons performing similar functions, concluded that our disclosure controls and procedures were effective as of December 31, 2018.

Management’s Annual Report on Internal Control over Financial Reporting:

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act, for the Company. Our internal control over financial reporting is the process designed by and under the supervision of our CEO and CFO, or the persons performing similar functions, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external reporting in accordance with accounting principles generally accepted in the United States of America. Management has determined that our internal control over financial reporting was not effective as of December 31, 2018.

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

Evaluation of Changes in Internal Control over Financial Reporting:

Under the supervision and with the participation of our CEO and CFO, or those persons performing similar functions, our management has evaluated changes in our internal controls over financial reporting that occurred during the year ended December 31, 2018. Based on that evaluation, our CEO and CFO, or those persons performing similar functions, did not identify any change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our directors and executive officers and their ages as of March 25, 2019 are as follows:

Name	Age	Position

Tsang Chi Hin	59	President, Director

Tsang Chi Hin

Tsang Chi Hin was appointed President and director effective as of March 19 2018. He is currently the Chairman of Honesty Health Industry Limited, a Hong Kong limited company that develops and sells health products throughout Hong Kong and mainland China. He has held this role since January 1, 2015.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Securities Exchange Act of 1934, as amended, an officer, director, or greater-than-10% shareholder of the registrant must file a Form 4 reporting the acquisition or disposition of registrant’s equity securities with the Securities and Exchange Commission no later than the end of the second business day after the day the transaction occurred unless certain exceptions apply. Transactions not reported on Form 4 must be reported on Form 5 within 45 days after the end of the registrant’s fiscal year. Such persons must also file initial reports of ownership on Form 3 upon becoming an officer, director, or greater-than-10% shareholder. To our knowledge, based solely on a review of the copies of these reports furnished to it, the officers, directors, and greater than 10% beneficial owners have complied with all applicable Section 16(a) filing requirements during 2018 other than the following: Two directors who resigned on March 19, 2018, Lecia L. Walker and Esther Lynn Atwood, both filed untimely Forms 3.

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

The following table sets forth, as of March 25, 2019 , the number and percentage of outstanding shares of the registrant’s common stock owned by (i) each person known to us to beneficially own more than 5% of its outstanding common stock, (ii) each director, (iii) each named executive officer, and (iv) all officers and directors as a group.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Outstanding Shares

Tsang Chi Hin 8547 E. Arapahoe Road #J453 Greenwood Village, CO 80112	3,500,000	68.99%

Directors and Executive Officers as a Group	3,500,000	68.99%

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Promissory Notes Payable - Related Party

On December 31, 2017, two promissory notes in the amount of $9,000 payable to Terayco Enterprises Ltd., a related party and is due on or before December 31, 2018. The note is interest free until December 31, 2017 after which time it shall bear interest at the rate of 6% per annum and requires no periodic payment until maturity. The two promissory notes in the amount of $9,000 were paid-in-full during the year ended December 31, 2018.

On December 31, 2017, three promissory notes in the amount of $20,035 payable to VentureVest Capital, Corp., a related party and is due on or before December 31, 2018. The note is interest free until December 31, 2018 after which time it shall bear interest at the rate of 6% per annum and requires no periodic payment until maturity. The three promissory notes in the amount of $20,035 were paid-in-full during the year ended December 31, 2018.

NAME	DATE OF NOTE	AMOUNT
VentureVest Capital, Corp.	December 31, 2016	4,920
VentureVest Capital, Corp.	December 31, 2016	12,515
VentureVest Capital, Corp.	March 21, 2017	2,600
		20,035

On December 31, 2017, seven promissory notes in the amount of $35,375 payable to VentureVest Capital, Corp., a related party and its due on or before December 31, 2018. The note is interest free until December 31, 2018 after which time it shall bear interest at the rate of 6% per annum and requires no periodic payment until maturity. The seven promissory notes in the amount of $35,375 was fully settled during the year ended December 31, 2018.

NAME	DATE OF NOTE	AMOUNT
VentureVest Capital, Corp.	June 29, 2017	6,323
VentureVest Capital, Corp.	July 22, 2017	3,800
VentureVest Capital, Corp.	July 7, 2017	13,117
VentureVest Capital, Corp.	July 7, 2017	1,500
VentureVest Capital, Corp.	August 25, 2017	2,260
VentureVest Capital, Corp.	October 4, 2017	3,875
VentureVest Capital, Corp.	December 24, 2017	4,500
		35,375

Spin-off from Predecessor

On February 5, 2014, the board of directors of Original Source Entertainment, Inc. approved the spin-off of the registrant to its shareholders. The spin-off is being done in connection a change of control. Under the terms of the spin-off, our common shares will be distributed on a pro-rata basis to each holder of Original Source Entertainments’ common shares on the record date without any consideration or action on the part of such holders, and the holders of Original Source. Entertainments’ common shares as of the record date will become owners of 100 percent of our common shares. The spin-off was consummated only upon the satisfactory resolution of all comments from the SEC to the Form 10 and its effectiveness. The common shares were distributed to the former shareholders of Original Source Entertainment as of the record date and were held in escrow with J.M. Walker & Associates, Attorneys At Law.

Lecia L. Walker and E. Lynn Atwood were officers, directors and principal shareholders of Original Source Entertainment through the closing date of the Share Exchange.

There are no other agreements between Original Source Entertainment and the registrant after the spin-off.

Original Source Entertainment did not retain any liability relating to the registrant after the spin-off.

As a result of this spin-out of the registrant from its parent company and the approved 50,073 for 1 forward split, there is be a total 5,073,000 shares issued and outstanding.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

We have incurred fees and expenses from Lo and Kwong C.P.A. Company Limited of $5,600 for the 2018 fiscal years and $3,000 for the 2017 fiscal year. Fees included work completed for our annual audit and for the review of our financial statements included in our Form 10.

Tax Fees

We have not incurred fees and expenses for the 2018 and 2017 fiscal years for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Board of Directors, acting as the Audit Committee considered whether, and determined that, the auditor’s provision of non-audit services was compatible with maintaining the auditor’s independence. All of the services described above for fiscal years 2018 and 2017 were approved by the Board of Directors pursuant to its policies and procedures. We intend to continue using independent accounting firm for the audit and audit-related services.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)	List of Financial statements included in Part II hereof

Report of Independent Registered Public Accounting Firm
Balance Sheet:
December 31, 2018 and 2017
Statements of Operations:
For the years ended December 31, 2018 and 2017
Statements of Changes in Shareholders’ Equity:
For the years ended December 31, 2018 and 2017
Statements of Cash Flows:
For the years ended December 31, 2018 and 2017
Notes to Financial Statements:
For the years ended December 31, 2018 and 2017

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

No.	Description	Filed With	Date Filed

3.1	Articles of Incorporation	Form 10	December 3, 2015
3.2	Bylaws of Original Source Music, Inc.	Form 10	December 3, 2015
3.3	Specimen of Stock Certificate	Form 10	December 3, 2015
10.1	License Agreement	Form 10	December 3, 2015
10.2	Assignment of license agreement	Form 10	December 3, 2015
10.3	Option agreement	Form 10	January 11, 2016

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Report to be signed on its behalf by the undersigned duly authorized person.

Dated: April 11, 2019

By:	/s/ Tsang Chi Hin
Tsang Chi Hin,
Chief Executive Officer, Chief Financial Officer and President

In accordance with the requirements of the Securities Exchange Act of 1934, as amendment, this report has been signed by the following persons in the capacities and on the dates stated.

Original Source Music, Inc.
(Registrant)

By:	/s/ Tsang Chi Hin
Dated:	April 11, 2019
Tsang Chi Hin
Chief Executive Officer, Chief Financial Officer, President and Director

