Form 10-Q
period 2019-03-31
Original Source Music, Inc.
filed 2019-05-15
CIK 1639836

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019 or

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

(852) 9095 2949

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

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]
		Emerging growth company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [x] No [  ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding May 15, 2019
Common Stock, $0.001 par value per share	5,073,000 shares

PART I – FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

Original Source Music, Inc.

Condensed Balance Sheets

(Unaudited)

	March 31, 2019	December 31, 2018
	$	$

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and accrued expenses	4,827	13,559
Due to a related party	25,884	14,320
Total Liabilities	30,711	27,879

Stockholders’ Deficit
Preferred stock, $0.001 par value; 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.001 par value; 45,000,000 shares authorized 5,073,000 shares issued and outstanding	5,073	5,073
Additional paid-in capital	37,070	37,070
Other reserve	64,410	64,410
Accumulated deficit	(137,264)	(134,432)
Total Stockholders’ Deficit	(30,711)	(27,879)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	-	-

See accompanying notes to unaudited condensed financial statements.

Original Source Music, Inc.

Condensed Statements of Operations

(Unaudited)

	For the three months ended March 31,
	2019	2018
	$	$

Revenue	-	10

Other income	-	1,117

Operating expenses:
General and administrative	7	594
Professional fees	2,825	1,200
Total operating expenses	2,832	1,794

Loss before income taxes	(2,832)	(667)

Provision for income taxes	-	-

Net loss	(2,832)	(667)

Net loss per common share Basic and diluted	(0.00)*	(0.00)*

Weighted number of shares outstanding Basic and diluted	5,073,000	5,073,000

*denotes net loss per common share of less than $0.01 per share.

See accompanying notes to unaudited condensed financial statements.

Original Source Music, Inc.

Statements of Changes in Stockholder’ Deficit

(Unaudited)

	Shares	Amount ($0.001 Par)	Common stock payable (shares)	Common stock payable (par)	Paid-in capital	Other reserve	Accumulated deficit	Stockholders’ deficit
		$		$	$	$	$	$
Balances at December 31, 2018	5,073,000	5,073	-	-	37,070	64,410	(134,432)	(27,879)

Net loss for the year	-	-	-	-	-	-	(2,832)	(2,832)

Balances at March 31, 2019	5,073,000	5,073	-	-	37,070	64,410	(137,264)	(30,711)

	Shares	Amount ($0.001 Par)	Common stock payable (shares)	Common stock payable (par)	Paid-in capital	Other reserve	Accumulated deficit	Stockholders’ deficit
		$		$	$	$	$	$
Balances at December 31, 2017	5,073,000	5,073	-	-	37,070	-	(110,086)	(67,943)

Waiver of amount due to related party	-	-	-	-	-	64,410	-	64,410
Net loss for the year	-	-	-	-	-	-	(667)	(667)

Balances at March 31, 2018	5,073,000	5,073	-	-	37,070	64,410	(110,753)	(4,200)

Original Source Music, Inc.

Condensed Statements of Cash Flows

(Unaudited)

	For the three months ended March 31,
	2019	2018
	$	$
Cash Flows From Operating Activities:
Net loss	(2,832)	(667)

Change in operating assets and liabilities:
Prepayment	-	500
Accounts payable and accrued expenses	(8,732)	(399)
Due to a related party	11,564	-

Net cash used in operating activities and Net Decrease In Cash	-	(566)

Cash at beginning of period	-	567

Cash at end of period	-	1

Supplemental disclosure of cash flow information
Cash paid for:
Interest	-	-
Income Taxes	-	-

See accompanying notes to unaudited condensed financial statements.

Original Source Music, Inc.

Notes to the Unaudited Condensed Financial Statements

March 31, 2019

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Original Source Music, Inc (the “Company”) was incorporated under the laws of the State of Nevada on August 20, 2009, and established a fiscal year end of December 31. The Company was formed to license songs to the television and movie industry. The Company was a wholly owned subsidiary of Original Source Entertainment, Inc., a publicly traded Nevada corporation. On February 5, 2014, the board of directors of Original Source Entertainment authorized the spin-off of the registrant to shareholders of record as of February 25, 2014.

On March 19, 2018, the Company’s board of directors and officer sold their interest in the Company to Big Emperor, Ltd. a British Virgin Islands company (“Big Emperor”). The total number of shares purchased was 3,500,000 shares of common stock (the “Shares”) of the Company for $93,800 (the “Transaction”). Of the Shares, 3,000,000 were acquired from Lecia L. Walker, the Company’s Chief Executive Officer and a Director, and 500,000 were acquired from Esther Lynn Atwood, a Company Director. The Shares represent approximately 69% of the Company’s issued and outstanding common stock.

Along with the Transaction, the Company’s board of directors appointed Tsang Chi Hin, age 59, as its Chief Executive Officer, and as director to hold office until the next annual meeting of shareholders and until his successor is duly elected and qualified or until his resignation or removal. Following the appointment of Mr. Tsang as an officer and director of the Company, Lecia L. Walker resigned her position as our Chief Executive Officer and Director and Esther Lynn Atwood resigned her position as Director. Both resignations were effective as of March 19, 2018.

With the proceeds from their sale of the Shares, Ms. Walker and Ms. Atwood agreed to pay $64,410 to holders of promissory notes issued by the Company in full satisfaction of principal and interest in all outstanding promissory notes issued by the Company. On March 19, 2018, all the Promissory Notes K through Promissory Note W, inclusive, were paid in full. Lecia L. Walker and Esther Lynn Atwood have waived all amounts due by the Company at March 19, 2018.

The Company has decided to not pursue its original business plan and is currently in the process of evaluating new business opportunities after change of shareholders and directors. Our CEO is exploring such options. In additional, the Company is currently not conducting any business.

These condensed financial statements have been prepared on a going concern basis. The Company has incurred net operating losses of $2,832 from inception through March 31, 2019 and has not yet established on going source of revenues sufficient to cover its operating costs and allow it continue as a going concern. As of March 31, 2019, the Company had an accumulated deficit totaling $137,264. The ability of the Company to continue as a going concern is dependent on the Company obtaining the adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations. This raises substantial doubts about our ability to continue as a going concern.

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

Unaudited Condensed Financial Statements

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for financial information and with the instructions to Form 10-Q. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2018 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission. The unaudited condensed financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of the management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended March 31, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.

Net Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Fully diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive financial instruments issued or outstanding for the three months ended March 31, 2019 or March 31, 2018.

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

Changes in circumstances, such as the Company generating taxable income, could cause a change in judgment about the realizability of the related deferred tax asset. Any change in the valuation allowance will be included in income in the year for the change in estimate.

Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of March 31, 2019, the carrying value of accounts payable and accrued expenses and due to a related party approximated to the fair value due to the short-term nature and maturity of these instruments.

Estimates

The financial statements are prepared on the basis of GAAP in the United States. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities. Actual results could differ from those estimates made by management.

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies that are adopted by the Company as of the specified effective date. Unless otherwise discussed, the Company believes that the impact of recently issued standards that are not yet effective will not have a material impact on the Company’s financial position or results of operations upon adoption.

NOTE 2 – CAPITAL STOCK

The Company’s capitalization is 5,073,000 common shares with a par value of $0.001 per share. No preferred shares have been authorized or issued.

During the three months ended March 31, 2019 and March 31, 2018, the Company did not issue any additional common stock shares.

NOTE 3 – SUBSEQUENT EVENTS

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

Business Overview

Original Source Music, Inc. (the “Company”) was incorporated under the laws of the State of Nevada on August 20, 2009. We were formed to license songs to the television and movie industry. We are a wholly owned subsidiary of Original Source Entertainment, Inc., a publicly traded Nevada corporation. On February 5, 2014, the board of directors of Original Source Entertainment authorized the spin-off of the registrant to shareholders of record as of February 25, 2014.

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

There was not any material change in the registrant’s operations as a result of the spin-off.

As of March 31, 2019, we had no employees other than our officers, who were also our directors.

On March 19, 2018, Big Emperor, Ltd. a British Virgin Islands company purchased 3,500,000 shares of common stock (the “Shares”) of the Company for $93,800. Of the Shares, 3,000,000 were acquired from Lecia L. Walker, the former Company’s Chief Executive Officer and a former Director, and 500,000 were acquired from Esther Lynn Atwood, a former Company Director. The Shares represent approximately 69% of the Company’s issued and outstanding common stock.

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

Following the appointment of Mr. Tsang as an officer and director of the Company, Lecia L. Walker resigned her position as our Chief Executive Officer and Director and Esther Lynn Atwood resigned her position as Director. Both resignations were effective as of March 19, 2018.

As of March 31, 2019, we had no employee other than our CEO, who is also our sole director.

On March 19, 2018, all the Promissory Notes K through Promissory Note W, inclusive, were paid in full. Lecia L. Walker and Esther Lynn Atwood have waived all amounts due by the Company at March 19, 2018.

The Company has decided to not pursue its original business plan and is currently in the process of evaluating new business opportunities after change of shareholders and directors. Our CEO is exploring such options. In addition, the Company is currently not conducting any business.

Critical Accounting Policies, Judgments and Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with U.S. Generally Accepted Accounting Principles in the United States of America. The preparation of these financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

Our critical accounting policies are described in our Annual Report on Form 10-K for the year ended December 31, 2018. There have been no material changes to our critical accounting policies as of and for the three months ended March 31, 2019.

For the unaudited three months ended March 31, 2019 compared to the three months ended March 31, 2018

Results of Operations

During the three months ended March 31, 2019, we generated revenues of Nil compared to revenues of $10 during the three months ended March 31, 2018.

During the three months ended March 31, 2019, operating expenses, including general and administrative expenses and professional fees, were $2,832 compared to $1,794 of operating expenses during the three months ended March 31, 2018. The increase of $1,038 in operating expenses during the three months ended March 31, 2019, was primarily attributed to an increase in professional fees during the three months ended March 31, 2019.

During the three months ended March 31, 2019, other income decreased by $1,117 to Nil compared with other income of $1,117 during the three months ended March 31, 2018. Other income consists of the written-off loan to company which was cancelled during the three months ended March 31, 2018.

For the three months ended March 31, 2019, the Company incurred a net loss of $2,832 compared to a net loss of $667 for the three months ended March 31, 2018. The increase in the net loss was mainly related to the decreased by $1,117 in other income and increased by $1,038 in operating expenses as discussed above.

Liquidity and Capital Resources

As of March 31, 2019, we had Nil cash balance, and the Company anticipates that our current cash and cash equivalents and cash generated from operations, if any, will be insufficient to satisfy our liquidity requirements for at least the next 12 months.

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

Operating Activities

The Company neither generated nor used cash in operating activities during the three months ended March 31, 2019, compared with $566 used in operating activities during the three months ended March 31, 2018. The $566 decrease in cash used in operations was due to a decrease in accounts payable and accrued expenses and partially offset with an increase in due to a related party during the three months ended March 31, 2019.

Investing Activities

The Company neither generated nor used cash in investing activities during the three months ended March 31, 2019 and 2018.

Financing Activities

The Company neither generated nor used cash in financing activities during the three months ended March 31, 2019 and 2018.

Going Concern

These condensed financial statements have been prepared on a going concern basis. The Company has incurred net operating losses of $2,832 from inception through March 31, 2019 and has not yet established on going source of revenues sufficient to cover its operating costs and allow it continue as a going concern. As of March 31, 2019, the Company had an accumulated deficit totaling $137,264. The ability of the Company to continue as a going concern is dependent on the Company obtaining the adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations. This raises substantial doubts about our ability to continue as a going concern.

Off Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements.

Inflation

We do not believe that inflation has had in the past or will have in the future any significant negative impact on our operations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not required for smaller reporting companies.

Item 4. Changes in Accountants on Accounting

On April 18, 2019, the Company was informed by its independent registered accountants, Lo and Kwong C.P.A. Company Limited (“Lo and Kwong”), that Lo and Kwong C.P.A & Co. (“LK & Co.”) has succeeded from Lo and Kwong, the license to audit U.S. public company regulated by Public Company Accounting Oversight Board (United States), effective from April 3, 2019. The Company did not dismiss Lo and Kwong, and Lo & Kwong did not resign as a result of any dispute with the Company. The principal and staffs of LK & Co. are the same principal and staffs who were engaged on the audit of the Company while at Lo and Kwong. The engagement of LK & Co. was approved by the Company’s sole director on May 13, 2019.

Item 5. Controls and Procedures

Our CEO and Chief Accounting Officer is responsible for establishing and maintaining disclosure controls and procedures for the Company.

(a) Evaluation of Disclosure Controls and Procedures

Based on the evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our CEO and Chief Accounting Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s (“SECs”) rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our CEO and Chief Accounting Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities during the three months ended March 31, 2019 and 2018.

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

ORIGINAL SOURCE MUSIC, INC.

Dated: May 15, 2019	By:	/s/ Tsang Chi Hin
Tsang Chi Hin
Chief Executive Officer, Chief Accounting Officer & Chairman

