Form 10-Q
period 2019-09-30
Original Source Music, Inc.
filed 2019-11-19
CIK 1639836

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019 or

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

(852) 9039 9345

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

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]
		Emerging growth company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [  ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding November 18, 2019
Common Stock, $0.001 par value per share	5,073,000 shares

PART I – FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

Original Source Music, Inc.

Condensed Balance Sheets

(Unaudited)

	September 30, 2019	December 31, 2018
	$	$

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and accrued expenses	8,179	13,559
Due to a related party	27,134	14,320
Total Liabilities	35,313	27,879

Stockholders’ Deficit
Preferred stock, $0.001 par value; 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.001 par value; 45,000,000 shares authorized 5,073,000 shares issued and outstanding	5,073	5,073
Additional paid-in capital	37,070	37,070
Other reserve	64,410	64,410
Accumulated deficit	(141,866)	(134,432)
Total Stockholders’ Deficit	(35,313)	(27,879)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	-	-

See accompanying notes to unaudited condensed financial statements.

Original Source Music, Inc.

Condensed Statements of Operations

(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2019	2018	2019	2018
	$	$	$	$

Revenue	-	-	-	10

Other income	-	-	-	1,117

Operating expenses:
General and administrative expenses	74	635	81	1,229
Professional fees	625	7,788	7,353	20,308
Total operating expenses	699	8,423	7,434	21,537

Loss before income taxes	(699)	(8,423)	(7,434)	(20,410)

Income tax provision	-	-	-	-

Net loss	(699)	(8,423)	(7,434)	(20,410)

Net loss per common share Basic and diluted	(0.00)*	(0.00)*	(0.00)*	(0.00)*

Weighted number of shares outstanding Basic and diluted	5,073,000	5,073,000	5,073,000	5,073,000

*denotes net loss per common share of less than $0.01 per share.

See accompanying notes to unaudited condensed financial statements.

Original Source Music, Inc.

Condensed Statements of Changes in Stockholders’ Deficit

(Unaudited)

	Shares	Amount ($0.001 Par)	Common stock payable (shares)	Common stock payable (par)	Paid-in capital	Other reserve	Accumulated deficit	Stockholders’ deficit
		$		$	$	$	$	$
Balances at December 31, 2018	5,073,000	5,073	-	-	37,070	64,410	(134,432)	(27,879)

Net loss for the period	-	-	-	-	-	-	(7,434)	(7,434)

Balances at September 30, 2019	5,073,000	5,073	-	-	37,070	64,410	(141,866)	(35,313)

	Shares	Amount ($0.001 Par)	Common stock payable (shares)	Common stock payable (par)	Paid-in capital	Other reserve	Accumulated deficit	Stockholders’ deficit
		$		$	$	$	$	$
Balances at December 31, 2017	5,073,000	5,073	-	-	37,070	-	(110,086)	(67,943)

Waiver of amount due to related party	-	-	-	-	-	64,410	-	64,410
Net loss for the period	-	-	-	-	-	-	(20,410)	(23,943)

Balances at September 30, 2018	5,073,000	5,073	-	-	37,070	64,410	(130,496)	(20,410)

See accompanying notes to unaudited condensed financial statements.

Original Source Music, Inc.

Condensed Statements of Cash Flows

(Unaudited)

	For the nine months ended September 30,
	2019	2018
	$	$
Cash Flows From Operating Activities:
Net loss	(7,434)	(20,410)

Change in operating assets and liabilities:
Prepayment	-	500
Accounts payable and accrued expenses	(5,380)	(5,023)
Due to a related party	12,814	14,320

Net cash used in operating activities and Net Decrease In Cash	-	(567)

Cash at beginning of period	-	567

Cash at end of period	-	-

Supplemental disclosure of cash flow information
Cash paid for:
Interest	-	-
Income Taxes	-	-

See accompanying notes to unaudited condensed financial statements.

Original Source Music, Inc.

Notes to the Unaudited Condensed Financial Statements

September 30, 2019

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

Along with the Transaction, the Company’s board of directors appointed Tsang Chi Hin (“Mr. Tsang”), age 59, as its Chief Executive Officer, and as director to hold office until the next annual meeting of shareholders and until his successor is duly elected and qualified or until his resignation or removal. Following the appointment of Mr. Tsang as an officer and director of the Company, Lecia L. Walker resigned her position as our Chief Executive Officer and Director and Esther Lynn Atwood resigned her position as Director. Both resignations were effective as of March 19, 2018.

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

On September 30, 2019, Mr. Tsang, the sole shareholder of Big Emperor sold his one share of Big Emperor for $270,000.00 to 10 Fields Factory Co., Ltd, a Japanese Company (“10 Fields Factory”). Big Emperor owning 3,500,000 shares of common stock of the Company, represents approximately 69% of the Company’s issued and outstanding common stock. 10 Fields Factory becomes a new sole shareholder of the Company.

Along with the Transaction, the Company’s sole director appointed ICHIKAWA Hiroshi (“Mr. Ichikawa”), age 46, as its Chief Executive Officer, Chief Financial Officer, and as director, also appointed GUNJISHIMA Sayo (“Ms. Gunjishima”), age 30, and TONOBE Masatatsu (Mr. Tonobe), age 27, as director and to hold office until the next annual meeting of shareholders and until his successor is duly elected and qualified or until his resignation or removal. Following the appointment of Mr. Ichikawa as an officer and director and Ms. Gunjishima and Mr. Tonobe, as a director of the Company, Mr. Tsang resigned his position as our Chief Executive Officer and Director with effective as of September 30, 2019.

The Company has decided not pursue its original business plan and is currently in the process of evaluating new business opportunities after change of shareholders and directors. Our CEO is exploring such options.

These condensed financial statements have been prepared on a going concern basis. The Company has incurred net operating losses of $7,434 from inception through September 30, 2019 and has not yet established ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. As of September 30, 2019, the Company had an accumulated deficit totaling $141,866. The ability of the Company to continue as a going concern is dependent on the Company obtaining the adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations. This raises substantial doubts about our ability to continue as a going concern.

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

Unaudited Condensed Financial Statements

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for financial information and with the instructions to Form 10-Q. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2018 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission. The unaudited condensed financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of the management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended September 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.

Net Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Fully diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive financial instruments issued or outstanding for the nine months ended September 30, 2019 or September 30, 2018.

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

Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of September 30, 2019, the carrying value of accounts payable and accrued expenses and due to a related party approximated to the fair value due to the short-term nature and maturity of these instruments.

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

During the nine months ended September 30, 2019 and September 30, 2018, the Company did not issue any additional common stock shares.

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

As of September 30, 2019, we had no employees other than Mr. Ichikawa, as an officer and director, and our directors Ms. Gunjishima and Mr. Tonobe .

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

On September 30, 2019, Mr. Tsang, the sole shareholder of Big Emperor sold his one share of Big Emperor for $270,000.00 to 10 Fields Factory Co., Ltd, a Japanese Company (“10 Fields Factory”). Big Emperor owning 3,500,000 shares of common stock of the Company, represents approximately 69% of the Company’s issued and outstanding common stock. 10 Fields Factory becomes a new sole shareholder of the Company.

Along with the Transaction, the Company’s sole director appointed ICHIKAWA Hiroshi (“Mr. Ichikawa”), age 46, as its Chief Executive Officer, Chief Financial Officer, and as director, also appointed GUNJISHIMA Sayo (“Ms. Gunjishima”), age 30, and TONOBE Masatatsu (Mr. Tonobe), age 27, as director and to hold office until the next annual meeting of shareholders and until his successor is duly elected and qualified or until his resignation or removal. Following the appointment of Mr. Ichikawa as an officer and director and Ms. Gunjishima and Mr. Tonobe, as a director of the Company, Mr. Tsang resigned his position as our Chief Executive Officer and Director with effective as of September 30, 2019.

As of September 30, 2019, we had no employee other than our officers and directors.

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

Our critical accounting policies are described in our Annual Report on Form 10-K for the year ended December 31, 2018. There have been no material changes to our critical accounting policies as of and for the nine months ended September 30, 2019.

For the unaudited nine months ended September 30, 2019 compared to the nine months ended September 30, 2018

Results of Operations

During the nine months ended September 30, 2019, we generated revenues of Nil compared to revenues of $10 during the three and nine months ended September 30, 2018, respectively.

During the three and nine months ended September 30, 2019, operating expenses, including general and administrative expenses and professional fees, were $699 and $7,434, respectively, compared to $8,423 and $21,537 of operating expenses during the three and nine months ended September 30, 2018. The decrease of $7,724 and $14,103 in operating expenses during the three and nine months ended September 30, 2019, was primarily due to a decrease in professional fees during the three and nine months ended September 30, 2018, respectively.

Other income consists of the written-off loans to Company because of cancellation of loan to Company. Other income decreased by $1,117 during the nine months ended September 30, 2018 to Nil compared with other income of Nil during the nine months ended September 30, 2019.

During the three and nine months ended September 30, 2019, the Company incurred net losses of $699 and $7,434, respectively, compared to net losses of $8,423 and $20,410 during the three and nine months ended September 30, 2018, respectively. The decrease in the net losses of $7,724 for the nine months ended September 30, 2019, was due to the decrease of $7,163 in professional fees as discussed above. The decrease in the net losses of 12,976 for the nine months ended September 30, 2019, was primarily related to a decrease in general and administrative expenses and other income.

Liquidity and Capital Resources

As of September 30, 2019, we had Nil cash balance, and the Company anticipates that our current cash and cash equivalents and cash generated from operations, if any, will be insufficient to satisfy our liquidity requirements for at least the next 12 months.

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

Operating Activities

The Company neither generated nor used cash in operating activities during the nine months ended September 30, 2019, compared with $567 used in operating activities during the nine months ended September 30, 2018. The $567 decrease in cash used in operations was due to a decrease in accounts payable and accrued expenses and prepayment and partially offset with an increase in due to a related party during the nine months ended September 30, 2019.

Investing Activities

The Company neither generated nor used cash in investing activities during the nine months ended September 30, 2019 and 2018.

Financing Activities

The Company neither generated nor used cash in financing activities during the nine months ended September 30, 2019 and 2018.

Going Concern

These condensed financial statements have been prepared on a going concern basis. The Company has incurred net operating losses of $7,434 from inception through September 30, 2019 and has not yet established ongoing source of revenues sufficient to cover its operating costs and allow it continues as a going concern. As of September 30, 2019, the Company had an accumulated deficit totaling $141,866. The ability of the Company to continue as a going concern is dependent on the Company obtaining the adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations. This raises substantial doubts about our ability to continue as a going concern.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities during the nine months ended September 30, 2019 and 2018.

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

ORIGINAL SOURCE MUSIC, INC.

Dated: November 19, 2019	By:	/s/ ICHIKAWA Hiroshi
ICHIKAWA Hiroshi
Chief Executive Officer, Chief Accounting Officer & Chairman

