Form 10-K
period 2019-12-31
Original Source Music, Inc.
filed 2020-04-09
CIK 1639836

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 000-55516

Original Source Music, Inc.

(Exact name of registrant as specified in its charter)

Nevada	20-8594615
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

8547 E. Arapahoe Road #J453
Greenwood Village, CO, 80112	(852) 9039 9345
(Address of Principal Executive Offices)	(Registrant’s telephone number)

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. The number of shares outstanding of the registrant’s only class of common stock, as of March 27, 2020 was 5,073,000 shares.

No documents are incorporated into the text by reference.

Throughout this Report on Form 10-K, the terms the “Company,” “we,” “us” and “our” refer to Original Source Music, Inc., and its wholly-owned subsidiary 10 Fields Factory HK Limited and “our board of directors” refers to the board of directors of Original Source Music Inc.

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

2

PART I

ITEM 1.	BUSINESS

Organizational History

Original Source Music, Inc. (“OSM”) was incorporated under the laws of the State of Nevada on August 20, 2009. OSM was formed to license songs to the television and movie industry. OSM was a wholly owned subsidiary of Original Source Entertainment, Inc., a publicly traded Nevada corporation. On February 5, 2014, the board of directors of Original Source Entertainment authorized the spin-off of OSM to shareholders of record as of February 25, 2014.

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

On March 19, 2018, the OSM’s board of directors and officer sold their interest in OSM to Big Emperor, Ltd. a British Virgin Islands company (“Big Emperor”). The total number of shares purchased was 3,500,000 shares of common stock (the “Shares”) of OSM for $93,800 (the “Transaction”). Of the Shares, 3,000,000 were acquired from Lecia L. Walker (“Ms. Walker”), OSM’s Chief Executive Officer (“CEO”) and a director, and 500,000 were acquired from Esther Lynn Atwood (“Ms. Atwood”), a director. The Shares represent approximately 69% of OSM’s issued and outstanding common stock.

Along with the Transaction, the OSM’s board of directors appointed Tsang Chi Hin, age 59, as its CEO, and as director to hold office until the next annual meeting of shareholders and until his successor is duly elected and qualified or until his resignation or removal. Following the appointment of Mr. Tsang as an officer and director of OSM, Ms. Walker resigned her position as our CEO and director and Ms. Atwood resigned her position as director. Both resignations are effective as of March 19, 2018.

With the proceeds from the acquisition of the Shares, Ms. Walker and Ms. Atwood agreed to pay $64,410 to holders of promissory notes issued by OSM in full satisfaction of principal and interest in all outstanding promissory notes issued by OSM. On March 19, 2018, all the Promissory Notes K through Promissory Note W, inclusive, were paid in full. Ms. Walker and Ms. Atwood have waived all amounts due by OSM at March 19, 2018.

On September 30, 2019, Mr. Tsang, the sole shareholder of Big Emperor sold his one share of Big Emperor for $270,000.00 to 10 Fields Factory Co., Ltd, a Japanese Company (“10 Fields Factory”). Big Emperor owning 3,500,000 shares of common stock of OSM, represents approximately 69% of OSM’s issued and outstanding common stock. 10 Fields Factory becomes the new shareholder of OSM.

Along with the Transaction, OSM’s sole director appointed ICHIKAWA Hiroshi (“Mr. Ichikawa”), age 46, as its Chief Executive Officer, Chief Financial Officer, and as director, also appointed GUNJISHIMA Sayo (“Ms. Gunjishima”), age 30, and TONOBE Masatatsu (Mr. Tonobe), age 27, as director and to hold office until the next annual meeting of shareholders and until his successor is duly elected and qualified or until his resignation or removal. Following the appointment of Mr. Ichikawa as an officer and director and Ms. Gunjishima and Mr. Tonobe, as a director of OSM, Tsang Chi Hin resigned his position as our Chief Executive Officer and Director with effective as of September 30, 2019.

OSM has decided to not pursue its original business plan and is currently in the process of evaluating new business opportunities. The CEO of OSM is exploring such options. Such opportunities may take many forms, including the acquisition of an existing business or the acquisition of assets to establish subsidiary businesses. All risks inherent in new and inexperienced enterprises are inherent in OSM’s business.

We currently have no employee other than our officers, who are also our directors.

10 Fields Factory HK Limited – Solar Energy Consultant Company

10 Fields Factory HK Limited (“10FFHK”) is a 100% owned subsidiary of OSM formed under the Hong Kong Companies Ordinance and incorporated on September 30, 2019. 10FFHK is engaged in the solar energy consultant industry, and during the year 2019, 10FFHK was inactive. The Board of Directors will start its business in the forthcoming year.

Other than the abovementioned subsidiary, we have never declared bankruptcy, have never been in receivership, and have never been involved in any legal action or proceedings. We have not made any significant purchase or sale of assets, nor has the registrant been involved in any mergers, acquisitions or consolidations. Neither the registrant, nor its officers, directors, promoters or affiliates, has had preliminary contact or discussions with, nor do we have any present plans, proposals, arrangements or understandings with any representatives of the owners of any business or company regarding the possibility of an acquisition or merger.

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

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Item 5(a)

a)	Market Information. Our common stock is not listed on any national or international stock exchange nor is its quoted by OTC Markets.

There is no public trading market for our common stock and there is no guarantee any trading market will develop.

b)	Holders. At March 27, 2020, there were approximately 36 shareholders of the registrant.

c)	Dividends. Holders of our common stock are entitled to receive such dividends as may be declared by its board of directors. The registrant does not anticipate that it will declare any dividends. All profit will be used for continuing operations.

d)	Securities authorized for issuance under equity compensation plans. No securities are authorized for issuance by the registrant under equity compensation plans.

e)	Performance graph. Not applicable.

f)	Sale of unregistered securities. None.

Item 5(b)	Use of Proceeds. Not applicable.

Item 5(c)	Purchases of Equity Securities by the issuer and affiliated purchasers. None.

ITEM 6.	SELECTED FINANCIAL DATA

Not applicable to a smaller reporting company.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Trends and Uncertainties

The Company is not actively engaged in conducting any business. Rather, the Company is in the process of investigating potential business ventures which, in the opinion of management, will provide a source of eventual profit to the Company.

There are no other known trends, events or uncertainties that have, or are reasonably likely to have, a material impact on our short term or long term liquidity. Sources of liquidity will come from sales of our products and services. There are no material commitments for capital expenditure at this time. There are no trends, events or uncertainties that have had or are reasonably expected to have a material impact on the net sales or revenues or income from continuing operations. There are no significant elements of income or loss that do not arise from the Company’s continuing operations. There are no other known causes for any material changes from period to period in one or more line items of our consolidated financial statements.

Capital and Sources of Liquidity

For the year ended December 31, 2019, we had a net loss of $10,983. We made an adjustment of $1,206 for accounts payable and accrued expenses and $12,189 for due to a related party. As a result, we had net cash used in operating activities of $Nil for the year ended December 31, 2019.

For the year ended December 31, 2018, we had a net loss of $24,346. We made an adjustment of $500 for prepayment and $8,959 for accounts payable and accrued expenses. As a result, we had net cash used in operating activities of $14,887 for the year ended December 31, 2018.

For the years ended December 31, 2019 and 2018, we did not pursue any investing activities.

For the year ended December 31, 2019, we did not pursue any financing activities.

For the year ended December 31, 2018, we received $14,320 from related party. As a result, we had net cash provided by financing activities of $14,320 for the year ended December 31, 2018.

Results of Operations

For the year ended December 31, 2019, we recorded revenues of Nil. We incurred general and administrative expenses of $81 and professional fees of $10,902. We recorded other income of Nil. As a result, we recorded a net loss of $10,983 for the year ended December 31, 2019.

For the year ended December 31, 2018, we recorded revenues of $10. We incurred general and administrative expenses of $1,436 and professional fees of $24,037. We recorded other income of $1,117 consisting of the written-off of loans to the Company because of cancellation of loan to the Company. As a result, we recorded a net loss of $24,346 for the year ended December 31, 2018.

The $13,363 difference in net loss between the years ended December 31, 2019 and 2018 is due to a decrease in revenue, general administrative expenses and other income during the year ended December 31, 2019.

Off-Balance Sheet Arrangements

The registrant had no material off-balance sheet arrangement as of December 31, 2019.

Contractual Obligations

The registrant has no material contractual obligation.

New Accounting Pronouncements

The registrant has adopted all recently issued accounting pronouncements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The registrant does not have any significant market risk exposure.

ITEM 8.	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ORIGINAL SOURCE MUSIC, INC.

Index to

Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Original Source Music, Inc.

Greenwood Village, Colorado

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Original Source Music, Inc. and its subsidiary as of December 31, 2019 and 2018 and the related consolidated statements of operations, consolidated statement of changes in shareholders’ deficit and consolidated statement of cash flows for the years then ended December 31, 2019 and 2018, and the related notes to the consolidated financial statements (collectively referred to as the “consolidated financial statements”).

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Group’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Group in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures to respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Substantial doubt about the Company’s ability to continue as a going concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We have served as the Company’s auditor since fiscal year 2017.

/s/ Lo and Kwong C.P.A. & Co.

(as successor to Lo and Kwong C.P.A. Company Limited)

8/F., Catic Plaza

8 Causeway Road

Causeway Bay

Hong Kong

April 08, 2020

ORIGINAL SOURCE MUSIC, INC.

Consolidated Balance Sheets

December 31, 2019 and 2018

	December 31, 2019	December 31, 2018
	$	$

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and accrued expenses	12,353	13,559
Due to a related party	26,509	14,320
Total Liabilities	38,862	27,879

Stockholders’ Deficit
Preferred stock, $0.001 par value; 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.001 par value; 45,000,000 shares authorized 5,073,000 shares issued and outstanding	5,073	5,073
Additional paid-in capital	37,070	37,070
Other reserve	64,410	64,410
Accumulated deficit	(145,415)	(134,432)
Total Stockholders’ Deficit	(38,862)	(27,879)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	-	-

The accompanying notes are an integral part of these audited consolidated financial statements.

ORIGINAL SOURCE MUSIC, INC.

Consolidated Statements of Operations

For the years ended December 31, 2019 and 2018

	Year ended December 31, 2019	Year ended December 31, 2018
	$	$

Revenue	-	10

Other income	-	1,117

Operating expenses:
General and administrative expense	81	1,436
Professional fees	10,902	24,037
Total operating expenses	10,983	25,473

Loss from operations before income taxes	(10,983)	(24,346)

Income tax provision	-	-

Net loss	(10,983)	(24,346)

Net loss per common share - basic and diluted	(0.00)*	(0.00)*

	Shares	Shares

Weighted average number of common shares outstanding- basic and diluted	5,073,000	5,073,000

*denotes net loss per common share of less than $0.01 per share.

The accompanying notes are an integral part of these audited consolidated financial statements.

ORIGINAL SOURCE MUSIC, INC.

Consolidated Statement of Changes in Shareholders’ Deficit

For the years ended December 31, 2019 and 2018

	Shares	Amount ($0.001 Par)	Paid-in capital	Other reserve	Accumulated deficit	Stockholders’ deficit
		$	$	$	$	$

Balances at December 31, 2017	5,073,000	5,073	37,070	-	(110,086)	(67,943)

Waiver of amount due to related party	-	-	-	64,410	-	64,410

Net loss for the year	-	-	-	-	(24,346)	(24,346)

Balances at December 31, 2018	5,073,000	5,073	37,070	64,410	(134,432)	(27,879)

Net loss for the year	-	-	-	-	(10,983)	(10,983)

Balances at December 31, 2019	5,073,000	5,073	37,070	64,410	(145,415)	(38,862)

The accompanying notes are an integral part of these audited consolidated financial statements.

ORIGINAL SOURCE MUSIC, INC.

Consolidated Statements of Cash Flows

For the years ended December 31, 2019 and 2018

	Year ended December 31, 2019	Year ended December 31, 2018
	$	$

Cash flows from operating activities:
Net loss	(10,983)	(24,346)

Changes in operating assets and liabilities:
Prepayment	-	500
Accounts payable and accrued expenses	(1,206)	8,959
Due to a related party	12,189	-

Net cash used in operating activities	-	(14,887)

Net cash from financing activity
Advance from related party	-	14,320

Net decrease in cash	-	(567)
Cash at beginning of period	-	567

Cash at end of period	-	-

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	-	-

Income taxes	-	-

The accompanying notes are an integral part of these audited consolidated financial statements.

ORIGINAL SOURCE MUSIC, INC.

Notes To The Audited Consolidated Financial Statements

For the years ended December 31, 2019 and 2018

NOTE 1:	ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements include the accounts of Original Source Music, Inc. (“OSM”) and its wholly-owned subsidiary 10 Fields Factory HK Limited (“10FFHK”) (collectively referred to as the “Company,” “we,” “us,” or “our”). All significant intercompany transactions and balances have been eliminated in these consolidated financial statements.

OSM was incorporated in the State of Nevada on August 20, 2009. OSM was a licensor of songs to the television and music industry for use in television shows or movies and currently it has not commenced operations that have resulted in significant revenue. OSM has had limited activity and revenue to date.

10FFHK was formed under the Hong Kong Companies Ordinance and incorporated on September 30, 2019. 10FFHK is engaged in the solar energy consultant industry, and during the year 2019, 10FFHK was inactive. The Board of Directors will start its business in the forthcoming year.

Basis of Preparation of Consolidated Financial Statements

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America. The Company’s year-end is December 31.

Use of Estimates and Assumptions

The consolidated financial statements are presented in conformity with generally accepted accounting principles requires that management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates. Due to uncertainties inherent in the estimation process, it is possible that these estimates could be materially revised within the next year.

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

The carrying value of cash, accounts payable and accrued expenses and notes payable-related party approximates their fair value due to their short-term maturity.

Income tax

The provision for income taxes includes income taxes currently payable and those deferred as a result of temporary differences between the financial statements and the income tax basis of assets and liabilities. Deferred income tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in income tax rates on deferred income tax assets and liabilities is recognized in income or loss in the period that includes the enactment date. A valuation allowance is provided to reduce deferred tax assets to the amount of future tax benefit when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Projected future taxable income and ongoing tax planning strategies are considered and evaluated when assessing the need for a valuation allowance. Any increase or decrease in a valuation allowance could have a material adverse or beneficial impact on the Company’s income tax provision and net income or loss in the period the determination is made.

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

Basic and Diluted Earnings (Loss) Per Share

The Company computes earnings (loss) per share in accordance with ASC 260-10-45 “Earnings per Share”, which requires presentation of both basic and diluted earnings per share on the face of the consolidated statement of operations. Basic earnings (loss) per share is computed by dividing net earnings (loss) available to common stockholders by the weighted average number of outstanding common shares during the period. Diluted earnings (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive earnings (loss) per share excludes all potential common shares if their effect is anti-dilutive. During year ended December 31, 2019 or 2018, no potentially dilutive convertible notes payable issued and outstanding.

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

The consolidated financial statements for the years ended December 31, 2019 and 2018 have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has suffered a loss from operations and has negative cash flows from operations, and in all likelihood will be required to make significant future expenditures in connection with marketing efforts along with general administrative expenses. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

These uncertainties may result in adverse effects on continuation of the Company as a going concern. The accompanying consolidated financial statements do not include or reflect any adjustments that might result from the outcome of these uncertainties.

NOTE 3:	INCOME TAXES

As of December 31, 2019, the Company had net operating loss carry forwards of $145,415 that may be available to reduce future years’ taxable income through 2038. Future tax benefits which may arise as a result of these losses have not been recognized in these consolidated financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

	Year ended December 31, 2019	Year ended December 31, 2018
	$	$

Federal income tax benefit attributable to:
Current operations	(2,306)	(5,113)
Less: change in valuation allowance	2,306	5,113

Net provision for Federal income taxes	-	-

The Tax Cuts and Jobs Act was signed into law on December 22, 2017 and significantly changes tax law in the United States by, among other items, reducing the federal corporate income tax rate from a maximum of 34% to 21% (effective January 1, 2018). The cumulative tax effect at the expected rate of significant items comprising our net deferred tax amount is as follows:

	December 31, 2019	December 31, 2018
	$	$

Deferred tax asset attributable to:
Net operating loss carryover	30,536	28,230
Less: valuation allowance	(30,536)	(28,230)

Net deferred tax asset	-	-

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $145,415 as of December 31, 2019 for Federal income tax reporting purposes are subject to annual limitations should a change in ownership occur.

NOTE 4:	SUBSEQUENT EVENTS

On March 11, 2020, the World Health Organization declared the novel strain of coronavirus (COVID-19) a global pandemic and recommended containment and mitigation measures worldwide. The Company is monitoring this closely, and although operations have not been materially affected by the coronavirus outbreak to date, the ultimate severity of the outbreak is uncertain. Operations of the Company are ongoing as the delivery of electricity to customers is considered an essential business. Further the uncertain nature of its spread globally may impact our business operations resulting from quarantines of employees, customers, and third-party service providers. At this time, the Company is unable to estimate the impact of this event on its operations.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On April 18, 2019, the Company was informed by its independent registered accountants, Lo and Kwong C.P.A. Company Limited (“Lo and Kwong”), that Lo and Kwong C.P.A & Co. (“LK & Co.”) has succeeded from Lo and Kwong, the license to audit U.S. public company regulated by Public Company Accounting Oversight Board (United States), effective from April 3, 2019. The Company did not dismiss Lo and Kwong, and Lo and Kwong did not resign as a result of any dispute with the Company. The principal and staffs of LK & Co. are the same principal and staffs who were engaged on the audit of the Company while at Lo and Kwong. The engagement of LK & Co. was approved by the Company’s sole director on May 13, 2019.

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

Under the supervision and with the participation of our CEO and CFO, or the persons performing similar functions, our management has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report. Based on that evaluation, our CEO and CFO, or the persons performing similar functions, concluded that our disclosure controls and procedures were effective as of December 31, 2019.

Management’s Annual Report on Internal Control over Financial Reporting:

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act, for the Company. Our internal control over financial reporting is the process designed by and under the supervision of our CEO and CFO, or the persons performing similar functions, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our consolidated financial statements for external reporting in accordance with accounting principles generally accepted in the United States of America. Management has determined that our internal control over financial reporting was not effective as of December 31, 2019.

Management recognizes that there are inherent limitations in the effectiveness of any system of internal control, and accordingly, even effective internal control can provide only reasonable assurance with respect to consolidated financial statement preparation and may not prevent or detect material misstatements. In addition, effective internal control at a point in time may become ineffective in future periods because of changes in conditions or due to deterioration in the degree of compliance with our established policies and procedures.

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

Evaluation of Changes in Internal Control over Financial Reporting:

Under the supervision and with the participation of our CEO and CFO, or those persons performing similar functions, our management has evaluated changes in our internal controls over financial reporting that occurred during the year ended December 31, 2019. Based on that evaluation, our CEO and CFO, or those persons performing similar functions, did not identify any change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our directors and executive officers and their ages as of March 23, 2020 are as follows:

Name	Age	Position

ICHIKAWA Hiroshi	46	Chief Executive Officer, Chief Financial Officer, Director

GUNJISHIMA Sayo	30	Chief Operating Officer, Director

TONOBE Masatatsu	27	Chief Marketing Officer, Director

ICHIKAWA Hiroshi

On September 30, 2019, the Company’s board of directors appointed ICHIKAWA Hiroshi, age 46, as its Chief Executive Officer, Chief Financial Officer, and as director to hold office until the next annual meeting of shareholders and until his successor is duly elected and qualified or until his resignation or removal.

Mr. Ichikawa is the founder of 10 Fields Factory Co., Ltd, a Japan limited company that providing comprehensive services from acquiring land, designing and engineering to construction and O&M and has served in that role since 2007. Previously, Mr. Ichikawa joined sales department of Ajinomoto Co., Inc., a leading food and seasoning company, and went all over the country for work.

Mr. Ichikawa graduated from the School of Economics, Hiroshima University. He is experience in developing business models and has launched various businesses and promoting overseas business development, including Philippines and Indonesia.

The Board of Directors appointed Mr. Ichikawa in recognition of the importance of his abilities to assist the Company in expanding its business and the contributions he can make to its strategic direction.

The Company has not entered into any compensation arrangements with Mr. Ichikawa.

GUNJISHIMA Sayo

On September 30, 2019, the Company’s board of directors appointed GUNJISHIMA Sayo, age 30, as its Chief Operating Officer, and as director to hold office until the next annual meeting of shareholders and until his successor is duly elected and qualified or until his resignation or removal.

Ms. Gunjishima has joined of 10 Fields Factory Co., Ltd, a Japan limited company to launch of overseas business, she established the route from suppliers, clients to investors for the company which had few international trades those times. She has been responsible for overseas business for years, engaging in the launch of offices in the Philippines and Indonesia, and the startup of new in Japan.

Ms. Gunjishima studied business management and graduated from College of Policy Science, Ritsumeikan University in New Zealand.

The Board of Directors appointed Ms. Gunjishima in recognition of the importance of her abilities to assist the Company in expanding its business and the contributions she can make to its strategic direction.

The Company has not entered into any compensation arrangements with Ms. Gunjishima.

TONOBE Masatatsu

On September 30, 2019, the Company’s board of directors appointed TONOBE Masatatsu, age 27, as its Chief Marketing Officer, and as director to hold office until the next annual meeting of shareholders and until his successor is duly elected and qualified or until his resignation or removal.

Mr. Tonobe has joined of 10 Fields Factory Co., Ltd, a Japan limited company. He participated in the launch of Media Division, which merged with Web Division and Creative Division and mainly engaged in marketing business in and out of the company, proposing and planning of new marketing strategies and subscribe option accommodating the diversifying marketing tools.

Mr. Tonobe was graduated from Faculty of Commerce, University of Marketing and Distribution Sciences in Japan.

The Board of Directors appointed Mr. Tonobe in recognition of the importance of his abilities to assist the Company in expanding its business and the contributions he can make to its strategic direction.

The Company has not entered into any compensation arrangements with Mr. Tonobe.

Section 16(a) Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Securities Exchange Act of 1934, as amended, an officer, director, or greater-than-10% shareholder of the registrant must file a Form 4 reporting the acquisition or disposition of registrant’s equity securities with the Securities and Exchange Commission no later than the end of the second business day after the day the transaction occurred unless certain exceptions apply. Transactions not reported on Form 4 must be reported on Form 5 within 45 days after the end of the registrant’s fiscal year. Such persons must also file initial reports of ownership on Form 3 upon becoming an officer, director, or greater-than-10% shareholder. To our knowledge, based solely on a review of the copies of these reports furnished to it, the officers, directors, and greater than 10% beneficial owners have complied with all applicable Section 16(a) filing requirements during 2019.

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

The following table sets forth, as of March 23, 2020 the number and percentage of outstanding shares of the registrant’s common stock owned by (i) each person known to us to beneficially own more than 5% of its outstanding common stock, (ii) each director, (iii) each named executive officer, and (iv) all officers and directors as a group.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Outstanding Shares

ICHIKAWA Hiroshi 8547 E. Arapahoe Road #J453 Greenwood Village, CO 80112	3,500,000	68.99%

Directors and Executive Officers as a Group	3,500,000	68.99%

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Transactions with management and others

During the year ended December 31, 2019, there were no material transactions, or series of similar transactions, since the beginning of the Company’s last fiscal year, or any currently proposed transactions, or series of similar transactions, to which the Company was or is to be party, in which the amount involved exceeds $60,000, and in which any director or executive officer, or any security holder who is known by the Company to own of record or beneficially more than 5% of any class of the Company’s common stock, or any member of the immediate family of any of the foregoing persons, has an interest.

Indebtedness of Management

During the year ended December 31, 2019, there were no material transactions, or series of similar transactions, since the beginning of the Company’s last fiscal year, or any currently proposed transactions, or series of similar transactions, to which the Company was or is to be a party, in which the amount involved exceeds $60,000 and in which any director or executive officer, or any security holder who is known to the Company to own of record or beneficially more than 5% of any class of the Company’s common stock, or any member of the immediate family of any of the foregoing persons, has an interest.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

We have incurred fees and expenses from Lo and Kwong C.P.A. & Co of $2,685 for the 2019 fiscal years and $5,600 for the 2018 fiscal year. Fees included work completed for our annual audit and for the review of our consolidated financial statements included in our Form 10.

Tax Fees

We have not incurred fees and expenses for the 2019 and 2018 fiscal years for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Board of Directors, acting as the Audit Committee considered whether, and determined that, the auditor’s provision of non-audit services was compatible with maintaining the auditor’s independence. All of the services described above for fiscal years 2019 and 2018 were approved by the Board of Directors pursuant to its policies and procedures. We intend to continue using independent accounting firm for the audit and audit-related services.

PART IV

ITEM 15.	EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

(a)(1)	List of Consolidated Financial statements included in Part II hereof

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets:

December 31, 2019 and 2018

Consolidated Statements of Operations:

For the years ended December 31, 2019 and 2018

Consolidated Statements of Changes in Shareholders’ Equity:

For the years ended December 31, 2019 and 2018

Consolidated Statements of Cash Flows:

For the years ended December 31, 2019 and 2018

Notes to Consolidated Financial Statements:

For the years ended December 31, 2019 and 2018

(a)(2)	List of Consolidated Financial Statement schedules included in Part IV hereof: None

(a)(3)	Exhibits

The following exhibits are included herewith:

Exhibit No.	Description

31	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

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

Dated: April 8, 2020

/s/ ICHIKAWA Hiroshi
By:	ICHIKAWA Hiroshi, Chief Executive Officer, Chief Financial Officer & Chairman

In accordance with the requirements of the Securities Exchange Act of 1934, as amendment, this report has been signed by the following persons in the capacities and on the dates stated.

Original Source Music, Inc.

(Registrant)

By:	/s/ ICHIKAWA Hiroshi
Dated:	April 08, 2020
ICHIKAWA Hiroshi
Chief Executive Officer, Chief Financial Officer & Chairman

