Form 10-K/A
period 2019-12-31
Original Source Music, Inc.
filed 2020-05-15
CIK 1639836

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No.1 to Form 10-K)

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

EXPLANATORY NOTE

The Company's Annual Report on Form 10-K filed on April 9, 2020 is amended here to add the following language: Original Source Music, Inc. relied on the Securities and Exchange Commission’s Order under the Securities Exchange Act of 1934 Granting Exemptions From Specified Provisions of the Exchange Act and Certain Rules Thereunder dated March 4, 2020 Order (Release No. 34-88318), as modified on March 25, 2020 (Release No. 34-88465)(the “Order”) to delay the filing of its Annual Report on Form 10-K for the year ended December 31, 2019 (the “Report”) due to the circumstances related to COVID-19. In particular, COVID-19 caused severe disruptions in transportation and limited access to the Company’s facility, resulting in limited support from its staff and professional advisors. This delayed the Company’s ability to complete its audit and prepare the Report.

3

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

Dated: May 15, 2020

/s/ ICHIKAWA Hiroshi
By:	ICHIKAWA Hiroshi, Chief Executive Officer, Chief Financial Officer & Chairman

In accordance with the requirements of the Securities Exchange Act of 1934, as amendment, this report has been signed by the following persons in the capacities and on the dates stated.

Original Source Music, Inc.

(Registrant)

By:	/s/ ICHIKAWA Hiroshi
Dated:	May 15, 2020
ICHIKAWA Hiroshi
Chief Executive Officer, Chief Financial Officer & Chairman

