Form 10-Q
period 2020-03-31
Original Source Music, Inc.
filed 2020-05-18
CIK 1639836

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020 or

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

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]
		Emerging growth company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [  ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding May 15, 2020
Common Stock, $0.001 par value per share	5,073,000 shares

PART I – FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

Original Source Music, Inc.

Condensed Balance Sheets

(Unaudited)

	March 31, 2020	December 31, 2019
	$	$
LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and accrued expenses	12,978	12,353
Due to a related party	26,509	26,509
Total Liabilities	39,487	38,862

Stockholders’ Deficit
Preferred stock, $0.001 par value; 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.001 par value; 45,000,000 shares authorized 5,073,000 shares issued and outstanding	5,073	5,073
Additional paid-in capital	37,070	37,070
Other reserve	64,410	64,410
Accumulated deficit	(146,040)	(145,415)
Total Stockholders’ Deficit	(39,487)	(38,862)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	-	-

See accompanying notes to unaudited condensed financial statements.

Original Source Music, Inc.

Condensed Statements of Operations

(Unaudited)

	For the three months ended March 31,
	2020	2019
	$	$

Revenue	-	-

Other income	-	-

Operating expenses:
General and administrative	-	7
Professional fees	625	2,825
Total operating expenses	625	2,832

Loss before income taxes	(625)	(2,832)

Provision for income taxes	-	-

Net loss	(625)	(2,832)

Net loss per common share Basic and diluted	(0.00)*	(0.00)*

Weighted number of shares outstanding Basic and diluted	5,073,000	5,073,000

*denotes net loss per common share of less than $0.01 per share.

See accompanying notes to unaudited condensed financial statements.

Original Source Music, Inc.

Consolidated Statement of Changes in Shareholders’ Deficit

(Unaudited)

	Shares	Amount ($0.001 Par)	Common stock payable (shares)	Common stock payable (par)	Paid-in capital	Other reserve	Accumulated deficit	Stockholders’ deficit
		$		$	$	$	$	$
Balances at December 31, 2019	5,073,000	5,073	-	-	37,070	64,410	(145,415)	(38,862)

Net loss for the year	-	-	-	-	-	-	(625)	(625)

Balances at March 31, 2020	5,073,000	5,073	-	-	37,070	64,410	(146,060)	(39,487)

	Shares	Amount ($0.001 Par)	Common stock payable (shares)	Common stock payable (par)	Paid-in capital	Other reserve	Accumulated deficit	Stockholders’ deficit
		$		$	$	$	$	$
Balances at December 31, 2018	5,073,000	5,073	-	-	37,070	64,410	(134,432)	(27,879)

Net loss for the year	-	-	-	-	-	-	(2,832)	(2,832)

Balances at March 31, 2019	5,073,000	5,073	-	-	37,070	64,410	(137,264)	(30,711)

Original Source Music, Inc.

Condensed Statements of Cash Flows

(Unaudited)

	For the three months ended March 31,
	2020	2019
	$	$
Cash Flows From Operating Activities:
Net loss	(625)	(2,832)

Change in operating assets and liabilities:
Accounts payable and accrued expenses	625	(8,732)
Due to a related party	-	11,564

Net cash used in operating activities and Net Decrease In Cash	-	-

Cash at beginning of period	-	-

Cash at end of period	-	-

Supplemental disclosure of cash flow information
Cash paid for:
Interest	-	-
Income Taxes	-	-

See accompanying notes to unaudited condensed financial statements.

Original Source Music, Inc.

Notes to the Unaudited Condensed Financial Statements

March 31, 2020

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

10 Fields Factory HK Limited – Solar Energy Consultant Company

10 Fields Factory HK Limited (“10FFHK”) is a 100% owned subsidiary of OSM formed under the Hong Kong Companies Ordinance and incorporated on September 30, 2019. 10FFHK is in the solar energy consultant industry, and during the year 2019, 10FFHK was inactive. The Board of Directors will start its business in the forthcoming year.

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

These condensed financial statements have been prepared on a going concern basis. The Company has incurred net operating losses of $625 from inception through March 31, 2020 and has not yet established on going source of revenues sufficient to cover its operating costs and allow it continue as a going concern. As of March 31, 2020, the Company had an accumulated deficit totaling $146,040. The ability of the Company to continue as a going concern is dependent on the Company obtaining the adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations. This raises substantial doubts about our ability to continue as a going concern.

Basis of Presentation

The condensed financial statements present the condensed balance sheets, condensed statements of operations and condensed statement of cash flows of the Company. These condensed financial statements are presented in the United States dollars and have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America (“United States”).

Unaudited Condensed Financial Statements

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for financial information and with the instructions to Form 10-Q. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2019 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission. The unaudited condensed financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of the management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended March 31, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020.

Net Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Fully diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive financial instruments issued or outstanding for the three months ended March 31, 2020 or March 31, 2019.

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

Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of March 31, 2020, the carrying value of accounts payable and accrued expenses and due to a related party approximated to the fair value due to the short-term nature and maturity of these instruments.

Estimates

The financial statements are prepared on the basis of GAAP in the United States. The preparation of condensed financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities. Actual results could differ from those estimates made by management.

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

During the three months ended March 31, 2020 and March 31, 2019, the Company did not issue any additional common stock shares.

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

As of March 31, 2020, we had no employees other than our officers, who were also our directors.

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

10 Fields Factory HK Limited – Solar Energy Consultant Company

10 Fields Factory HK Limited (“10FFHK”) is a 100% owned subsidiary of OSM formed under the Hong Kong Companies Ordinance and incorporated on September 30, 2019. 10FFHK is in the solar energy consultant industry, and during the year 2019, 10FFHK was inactive. The Board of Directors will start its business in the forthcoming year.

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

As of March 31, 2020, we had no employee other than our CEOs, who is also our directors.

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

Our critical accounting policies are described in our Annual Report on Form 10-K for the year ended December 31, 2019. There have been no material changes to our critical accounting policies as of and for the three months ended March 31, 2020.

For the unaudited three months ended March 31, 2020 compared to the three months ended March 31, 2019

Results of Operations

During the three months ended March 31, 2020, we generated no revenues of Nil compared to revenues of Nil during the three months ended March 31, 2019.

During the three months ended March 31, 2020, operating expenses, including general and administrative expenses and professional fees, were $625 compared to $2,832 of operating expenses during the three months ended March 31, 2019. The decrease of $2,207 in operating expenses during the three months ended March 31, 2020, was primarily attributed to a decrease in professional fees during the three months ended March 31, 2020.

During the three months ended March 31, 2020, we generated no revenues of Nil compared to revenues of Nil during the three months ended March 31, 2019.

For the three months ended March 31, 2020, the Company incurred a net loss of $625 compared to a net loss of $2,832 for the three months ended March 31, 2019. The decrease in the net loss was mainly related to the decreased by $2,207 in operating expenses as discussed above.

Liquidity and Capital Resources

As of March 31, 2020, we had Nil cash balance, and the Company anticipates that our current cash and cash equivalents and cash generated from operations, if any, will be insufficient to satisfy our liquidity requirements for at least the next 12 months.

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

Operating Activities

The Company neither generated nor used cash in operating activities during the three months ended March 31, 2020 and 2019.

Investing Activities

The Company neither generated nor used cash in investing activities during the three months ended March 31, 2020 and 2019.

Financing Activities

The Company neither generated nor used cash in financing activities during the three months ended March 31, 2020 and 2019.

Going Concern

These condensed financial statements have been prepared on a going concern basis. The Company has incurred net operating losses of $625 from inception through March 31, 2020 and has not yet established on going source of revenues sufficient to cover its operating costs and allow it continue as a going concern. As of March 31, 2020, the Company had an accumulated deficit totaling $146,040. The ability of the Company to continue as a going concern is dependent on the Company obtaining the adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations. This raises substantial doubts about our ability to continue as a going concern.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities during the three months ended March 31, 2020 and 2019.

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

ORIGINAL SOURCE MUSIC, INC.

Dated: May 15, 2020	By:	/s/ ICHIKAWA Hiroshi
ICHIKAWA Hiroshi
Chief Executive Officer, Chief Financial Officer & Chairman

