Form 10-Q
period 2020-06-30
Original Source Music, Inc.
filed 2020-08-14
CIK 1639836

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020 or

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

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]
		Emerging growth company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [  ]

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbols	Name of each exchange on which registered
N/A	N/A	N/A

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding August 14, 2020
Common Stock, $0.001 par value per share	5,073,000 shares

PART I – FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

Original Source Music, Inc.

Condensed Balance Sheets

(Unaudited)

	June 30, 2020	December 31, 2019
	$	$

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and accrued expenses	13,603	12,353
Due to a related party	26,509	26,509
Total Liabilities	40,112	38,862

Stockholders’ Deficit
Preferred stock, $0.001 par value; 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.001 par value; 45,000,000 shares
authorized 5,073,000 shares issued and outstanding	5,073	5,073
Additional paid-in capital	37,070	37,070
Other reserve	64,410	64,410
Accumulated deficit	(146,665)	(145,415)
Total Stockholders’ Deficit	(40,112)	(38,862)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	-	-

See accompanying notes to unaudited condensed financial statements.

Original Source Music, Inc.

Condensed Statements of Operations

(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2020	2019	2020	2019
	$	$	$	$

Revenue	-	-

Other income	-	-

Operating expenses:
General and administrative expenses	-	-	-	7
Professional fees	625	3,903	1,250	6,728
Total operating expenses	625	3,903	1,250	6,735

Loss before income taxes	(625)	(3,903)	(1,250)	(6,735)

Income tax provision	-	-	-	-

Net loss	(625)	(3,903)	(1,250)	(6,735)

Net loss per common share Basic and diluted	(0.00)*	(0.00)*	(0.00)*	(0.00)*

Weighted number of shares outstanding Basic and diluted	5,073,000	5,073,000	5,073,000	5,073,000

*denotes net loss per common share of less than $0.01 per share.

See accompanying notes to unaudited condensed financial statements.

Original Source Music, Inc.

Condensed Statements of Changes in Stockholders’ Deficit

(Unaudited)

	Shares	Amount ($0.001 Par)	Common stock payable (shares)	Common stock payable (par)	Paid-in capital	Other reserve	Accumulated deficit	Stockholders’ deficit
		$		$	$	$	$	$
Balances at December 31, 2019	5,073,000	5,073	-	-	37,070	64,410	(145.415)	(38.862)

Net loss for the period	-	-	-	-	-	-	(625)	(625)

Balances at March 31, 2020	5,073,000	5,073	-	-	37,070	64,410	(146,040)	(39,487)

Net loss for the period	-	-	-	-	-	-	(625)	(625)

Balances at June 30, 2020	5,073,000	5,073	-	-	37,070	64,410	(146,665)	(40,112)

	Shares	Amount ($0.001 Par)	Common stock payable (shares)	Common stock payable (par)	Paid-in capital	Other reserve	Accumulated deficit	Stockholders’ deficit
		$		$	$	$	$	$
Balances at December 31, 2018	5,073,000	5,073	-	-	37,070	64,410	(134,432)	(27,879)

Net loss for the period	-	-	-	-	-	-	(2,832)	(2,832)

Balances at March 31, 2020	5,073,000	5,073	-	-	37,070	64,410	(137,264)	(30,711)

Net loss for the period							(3,903)	(3,903)

Balances at June 30, 2019	5,073,000	5,073	-	-	37,070	64,410	(141,167)	(34,614)

Original Source Music, Inc.

Condensed Statements of Cash Flows

(Unaudited)

	For the six months ended June 30,
	2020	2019
	$	$
Cash Flows From Operating Activities:
Net loss	(1,250)	(6,735)

Change in operating assets and liabilities:
Accounts payable and accrued expenses	1,250	(5,454)
Due to a related party	-	12,189

Net cash used in operating activities and Net Decrease In Cash	-	-

Cash at beginning of period	-	-

Cash at end of period	-	-

Supplemental disclosure of cash flow information
Cash paid for:
Interest	-	-
Income Taxes	-	-

See accompanying notes to unaudited condensed financial statements.

Original Source Music, Inc.

Notes to the Unaudited Condensed Financial Statements

June 30, 2020

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

These condensed financial statements have been prepared on a going concern basis. The Company has incurred net operating losses of $1,250 from inception through June 30, 2020 and has not yet established on going source of revenues sufficient to cover its operating costs and allow it continue as a going concern. As of June 30, 2020, the Company had an accumulated deficit totaling $146,665. The ability of the Company to continue as a going concern is dependent on the Company obtaining the adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations. This raises substantial doubts about our ability to continue as a going concern.

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

Unaudited Condensed Financial Statements

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for financial information and with the instructions to Form 10-Q. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2019 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission. The unaudited condensed financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of the management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended June 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020.

Net Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Fully diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive financial instruments issued or outstanding for the six months ended June 30, 2020 or June 30, 2019.

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

Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of June 30, 2020, the carrying value of accounts payable and accrued expenses and due to a related party approximated to the fair value due to the short-term nature and maturity of these instruments.

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

During the six months ended June 30, 2020 and June 30, 2019, the Company did not issue any additional common stock shares.

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

As of June 30, 2020, we had no employees other than our officers, who were also our directors.

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

As of June 30, 2020, we had no employee other than our CEOs, who is also our directors.

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

Our critical accounting policies are described in our Annual Report on Form 10-K for the year ended December 31, 2019. There have been no material changes to our critical accounting policies as of and for the six months ended June 30, 2020.

For the unaudited six months ended June 30, 2020 compared to the six months ended June 30, 2019

Results of Operations

During the six months ended June 30, 2020, we generated no revenues of Nil compared to revenues of Nil during the six months ended June 30, 2019.

During the three and six months ended June 30, 2020, operating expenses, including general and administrative expenses and professional fees, were $625 and $1,250, respectively, compared to $3,903 and $6,735 of operating expenses during the three and six months ended June 30, 2019, respectively. The decrease of $3,278 and $5,485 in operating expenses during the three and six months ended June 30, 2020, was primarily attributed to a decrease in professional fees during the three and six months ended June 30, 2020, respectively.

During the three and six months ended June 30, 2020, the Company incurred a net loss of $625 and $1,250, respectively, compared to a net loss of $3,903 and $6,735 during the three and six months ended June 30, 2019, respectively. The decrease in the net loss was mainly related to the decreased in operating expenses as discussed above.

Liquidity and Capital Resources

As of June 30, 2020, we had Nil cash balance, and the Company anticipates that our current cash and cash equivalents and cash generated from operations, if any, will be insufficient to satisfy our liquidity requirements for at least the next 12 months.

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

Operating Activities

The Company neither generated nor used cash in operating activities during the six months ended June 30, 2020 and 2019.

Investing Activities

The Company neither generated nor used cash in investing activities during the six months ended June 30, 2020 and 2019.

Financing Activities

The Company neither generated nor used cash in financing activities during the six months ended June 30, 2020 and 2019.

Going Concern

These condensed financial statements have been prepared on a going concern basis. The Company has incurred net operating losses of $1,250 from inception through June 30, 2020 and has not yet established ongoing source of revenues sufficient to cover its operating costs and allow it continues as a going concern. As of June 30, 2020, the Company had an accumulated deficit totaling $146,665. The ability of the Company to continue as a going concern is dependent on the Company obtaining the adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations. This raises substantial doubts about our ability to continue as a going concern.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities during the six months ended June 30, 2020 and 2019.

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

ORIGINAL SOURCE MUSIC, INC.

Dated: August 14, 2020	By:	/s/ ICHIKAWA Hiroshi
ICHIKAWA Hiroshi
Chief Executive Officer, Chief Accounting Officer & Chairman

